Form 10KSB
period 1998-12-31
MURDOCK GROUP CAREER SATISFACTION CORP
filed 1999-04-30
CIK 1054512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark one)    [X]  Annual  report  under  section 13 or 15(d) of the  Securities
                   Exchange  Act of 1934 For the fiscal year ended  December 31,
                   1999

              [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

                                    333-65319
                            (Commission file number)

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                 (Name of small business issuer in its charter)


             UTAH                                               87-0562244
(State or other jurisdiction of                          (IRS Employer Classifi-
incorporation or organization)                             cation Code Number)

                                     736104
                                (Primary Standard
                               Industrial ID number)


              5295 SOUTH COMMERCE DRIVE, SALT LAKE CITY, UTAH 84107
                    (Address of principal executive offices)


                                 (801) 268-3232
                           (Issuer's telephone number)


          CLASS A COMMON VOTING SHARES - NOT REGISTERED ON ANY EXCHANGE (Title of each class - name of exchange on which registered)


       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ending December 31, 1998 were $1,709,055.

As of April 1, 1999, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being Registrant's directors, executive officers and holders of more than 5% of Registrant's common stock on such date) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on that date was $8,114,595.

As of April 1, 1999, the issuer had 8,727,141 outstanding shares of class A common voting shares and -0- outstanding shares of class B common non-voting shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


                                Table of Contents

                                     PART I


                                                                            Page
                                                                            ----

ITEM 1.    Description of Business                                            3
ITEM 2.    Description of Property                                            8
ITEM 3.    Legal Proceedings                                                  8
ITEM 4.    Submission of Matters to a Vote of Security Holders                9

                                PART II
ITEM 5.    Market for Common Equity and Related Stockholder Matters           9
ITEM 6.    Management's Discussion and Analysis or Plan of Operation         16
ITEM 7.    Financial Statements                                              18
ITEM 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               19


                               PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act        19
ITEM 10.   Executive Compensation                                            20
ITEM 11.   Security Ownership of Certain Beneficial Owners
           and Management                                                    20
ITEM 12.   Certain Relationships and Related Transactions                    21
ITEM 13.   Exhibits and Reports on Form 8-K                                  22

SIGNATURES

                                     Part I


Forward-Looking Statements

This Form 10-KSB contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.

Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for acquisition or sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing.

In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report on Form 10-KSB.

Statements in this Annual Report, particularly in "Item 1. Business," "Item 3. Legal Proceedings," the Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors, among others, that could contribute to or cause such differences.

Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the rate and consumer acceptance of new product introductions, competition, the number and nature of customers, pricing, borrowing costs, pending or threatened litigation, the availability of key personnel and other risks factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


Item 1. Description of Business

We are a career training company that helps people change their lives by teaching them how to do what they love for a living.

In our branch offices, we provide The Murdock Group (TMG) Job Search System to train clients how to make wise career choices and find a great job. The core purpose is to help individuals achieve tangible improvement in their work situations by choosing the right career and finding employment quickly in that field.

Our Internet site is designed to be the hub of job search activity, the place where an employee finds all of the information and resources necessary to carry out a successful job search online. We also provide coaching and other job search assistance for a fee.

At a cost of $37,904 in 1996,  $556,854 in 1997,  and $883,967 for 1998, we have conducted extensive research and development, and field-tested multiple products to develop a sales and delivery system that is duplicable on a national level.


                                    Products

1. TMG Job Search System

The TMG Job Search System accounts for nearly all of our revenue. It sells for $2,995 - $3,495 and can be financed over 2 years. It includes a full-service job search training, career advancement, and motivation system taught in small groups.

The package also includes access to a fully staffed resource center containing job leads, computer workstations, publications, and other job search tools. The Job Search system includes the following features:

   o 30 days of access to Career Insight Sessions which enable clients to learn and practice key aspects of the system including networking, interviewing, and negotiating.

   o 4 months of access to our extensive Resource Center, which includes on-call specialists to assist clients with job search advice, job postings, contact databases, business databases, training center, and job search publications, a computer center for on-line research, database access, and job search document creation, and a phone/fax center.

   o 4 months of access to coaching from our job search professionals who provide personalized attention to each client's specific needs.

We invite clients and their spouses or partners to attend an orientation meeting that provides an overview of the TMG Job Search System. Clients are also introduced to the Resource Center and its databases, Internet recruiter lists, job postings board, and career library.

We explain to clients that their efforts will directly impact the success of their search, and require them to dedicate productive time each week to their program.

The Career Insight Sessions noted above are small seminars consisting of 5-12 participants which cover the following topics:


   o Launch (2 hours). Provides an introduction to career management and an overview of the entire Job Search System, which will form the foundation of the client's job search.

   o Defining the Target (4 hours). Helps clients clarify their career objectives.

   o Creating a Powerful Resume (4 hours). Produces resumes and provides techniques for getting results.

   o Making the Right Connections (4 hours). Enables clients to access the unadvertised job market by connecting with decision makers.

   o Direct Contacting (4 hours). Teaches clients how to target and directly contact employers.

   o Interviews that Get Job Offers (4 hours). Improves the client's ability to convert interviews into job offers.

   o Negotiating a Better Job Offer (4 hours). Hones a client's ability to negotiate better terms in a job offer.

2. CareerIdeal Product

The CareerIdeal product sells for $129. This "counselor in a box" contains four audio tapes and two workbooks designed for people who (i) will be making a career change within the next year, (ii) are not content with what they are doing now, or (iii) want to ensure that their next career change is the right one.

It targets customers who typically have been working in the same position for several years, and now feel stuck in a job, a company, or a career that is not fulfilling. These individuals often cannot afford to start over in their careers, and wonder if they are qualified to do anything else. The CareerIdeal program also helps people just entering the workforce and seeking direction.

The CareerIdeal program contains a variety of tests, exercises, and assessments which help users understand their career options and plan specific, tangible career change. Activities include the following:


   o Diagnosing career situations, concerns, needs, expectations, goals, and objectives.

   o Assessing qualifications: education, experience, strengths, weaknesses, skills, interests, financial requirements, geographical preferences, and overall marketability.

   o   Determining long-term career direction.

   o Determining short-term job market positioning, job functions, level of income, responsibility and authority; and target industries.

   o   Developing  a  career  mission  statement  that  incorporates   long-term
       direction and short-term job market positioning.

   o   Understanding salary data and job availability.


3. Outplacement services

We offer full and partial outplacement services to companies who lay off employees and wish to help employees find new jobs as quickly as possible.

Outplaced employees are provided with selected training and resources from the TMG Job Search system. We quote prices based upon the number of employees serviced and the type of services to be performed.


4.  Internet Products

Our Internet marketing approach has four parts:

   o We have built a portal site with links to millions of free job postings, career information, corporate job posting site links, career site reviews, chat rooms, expert articles, resume templates, career bookstore, personalized career search pages, etc. We are the information guide to sites that normally compete with each other for corporate business, and therefore are not easily referenced from each other, except through a portal web site like ours. Our web site is designed to be the hub of job search activity where an employee finds all of the information and resources necessary to carry out a successful job search online.

   o We are utilizing a portion of our existing $700,000 a year ad budget to bring employees to our online site for job search assistance.

   o We generate revenue by selling the employees coming to our web site, training, coaching, and career products online.

   o We expect the volume of hits to our web site allows us to sell advertising space on the site to generate additional revenue. Employees use our site as the starting point and the regrouping point for all of their job search activities, and so the online job seeker views our site many times in a single web browsing session.


                                    Marketing

We believe that the market for career-related services will continue to grow as job insecurity and changes in the employment market compel individuals to take control of their own careers. We believe that the desire of individuals to seek satisfaction in their employment has created a significant market for the types of products and services we provide.


Target customers

The target customers for Career Satisfaction products are individual employees-whether they are currently working for themselves or others, preparing to work, or searching for work. Our typical customer works full time and has some college or professional training. Usually, customers have at least 5 years of experience in the work force and are not top executives in an organization.


Advertising

We attract clients through a variety of advertising methods. Approximately 25% of individuals who come to the office for a sales appointment purchase the service.

   o   Radio. We use 60-second radio spots to advertise our services.

   o Newspaper. We advertise in the classified section of the local newspapers weekly.

   o Referrals from Satisfied Job Seekers. Our current customers are one of our best referral sources. As we acquire more customers, we increase our potential for profitability.

   o Direct mail. We have experimented with direct mail for the Career Satisfaction products in the Salt Lake City area.

   o Internet World Wide Web Site www. murdock.com: We use the web site to advertise our products and services.

                           Steps in the sales process

Individuals who respond to our Career Satisfaction advertising are handled as follows:

   o Pre-Qualification of Callers. We interview callers, explain our approach and fee structure, and set an appointment with a career advisor. Callers are pre-qualified over the phone to verify that they have a college degree or marketable work experience.

   o Meeting with Career Advisor. The client visits our offices for the scheduled appointment, and spends an hour with a career advisor. The advisor explains our services and takes the client on a tour of the facility to meet various specialists and examine resources such as the training rooms, job postings board, computerized databases, and career library. The advisor emphasizes that we are working for the client, not for any potential employer and that we charge a flat fee. We do not charge based upon future wages, as do many employment agencies.

Financing

Clients are given the opportunity to pay a deposit and execute a 2-year promissory note to the Murdock Group. We perform credit checks on each. Currently, approximately 80% of our clients execute a note.


                                   Competition

In our view, the job acquisition industry is large and fragmented with some competitors being successful only in certain niches, and with no company having acquired dominance in the industry. Many competitors have products and services that are similar to ours, but we believe that our customers can quickly distinguish between our products and services and those of our competitors.

We compete primarily with a large number of privately-owned companies. Some of our competitors have greater financial, marketing, distribution, technical and other resources than we do. Our two major competitors for career consulting services are well established nationally. Both were founded by career industry experts who still run the company:

   o Bernard Haldane was founded in 1945 after World War II to assist returning veterans in the job market. Bernard Haldane primarily services executives who earn over $100,000 per year, and charges a fee of 8% of the executive's salary, generally more than twice our fee.

   o Cornell Business Associates was founded in the 1980's and also primarily services executives. It too charges an 8% fee. CBA has sales offices around the country, but flies customers to a California location for 1-2 days of consulting.

In addition, Robert Half offers staffing, permanent placement, recruiting, and consulting services. Right Management Consulting is involved in career development/management and consulting. Provant provides training, career development, and product sales.

The principal competitive factors in obtaining customers appear to be a strong sales and marketing program, life-changing and unique principles, competitive pricing, and good customer service. We believe our strong emphasis on these factors is an important competitive advantage.


                                   Operations

Employees

As of April 1, 1999, we had 55 full-time employees. Our employees are not represented by a labor union and are not subject to any collective bargaining arrangement. We have never experienced a work stoppage and believe that we have good relations with our employees.

Our headquarters operations, located in the same building as the Salt Lake City office, employs 21 people. The Salt Lake City office employs 14 people, the Seattle office employs 13 people, and the Portland office employs 7 people.


Intellectual property and proprietary rights

We rely on a combination of copyright and trademark laws and contractual provisions to protect our proprietary rights. We have applied for trademark registration for "The Murdock Group" and "The Murdock Group Career Satisfaction Corporation." We will continue to evaluate the registration of additional service marks and trademarks, as appropriate.

Litigation may be necessary to protect our proprietary technology. Litigation may be time-consuming and costly. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary.

In addition, there are few barriers to entry into the market for our services. It is possible that one or more of our competitors, most of whom have far greater resources than we do, will independently develop technologies that are substantially equivalent or superior to ours.


                                     History

We are The Murdock Group Career Satisfaction Corporation, a Utah corporation organized November 5, 1997, to carry on an existing business concept.

In 1983, Denis Murdock formed a sole proprietorship called "The Murdock Group" in Virginia to provide job search assistance to senior executives. He moved the business to Salt Lake City, Utah in 1987. The assets of this business, including all intellectual property rights, were purchased in June 1996 by Envision Career Services, L.L.C., a company formed by our founders KC Holmes and Heather Stone.

Envision conducted its operations under the name "The Murdock Group." We purchased all membership interests of Envision by the issuance of 8,205,800 shares on May 31, 1998, and Envision was dissolved. We have built our business on three major approaches: d

   o Bypassing the competitive top-level corporate executive market and targeting instead mid-range business professionals with several years of experience;

   o Popularizing career services through broad-based media including radio and newspaper advertising; and

   o Pricing career consulting services affordably, and making financing available.


                                 Expansion Plans

We plan to open additional offices across the United States. We also plan to create and market over the Internet a number of products and services related to the employment industry.


Item 2. Description of Property

We lease class A office space for all our operations, believing that a professional appearance is important when providing services to professionals.

Our headquarters and Salt Lake City office are located at 5295 So. Commerce Drive, Suite 400, Salt Lake City, Utah 84107. We occupy 30,000 square feet, for which we pay $41,000 per month. The lease term expires on roughly 2/3 of this space in June, 1999. The lease term for the remainder of the space expires in 5 years.

The Seattle office located at 10900 NE 8th Street, Suite 810, Bellevue, Washington 98004-4405 has 5,700 square feet for which we currently pay $13,000 per month. The lease term expires on September 30, 2003.

The Portland, Oregon, office is located at 10220 SW Greenburg Rd. Suite 250, Portland, OR 97223. It has 5,852 square feet, for which we pay monthly rent of $10,728.67 from 1999 to 2002, increasing to $12,016 until the lease expiration date on January 31, 2004.


Item 3. Legal Proceedings

As of the date of this report there is no litigation pending or threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



                                     Part II



Item 5. Market for Common Equity and Related Stockholder Matters


Trading Market

There is currently no public trading market for our securities.


Stock Options

Options to acquire our shares are held by five individuals and trusts.

   o Martin Collins, a former employee and founder of the Murdock Group, has an option to acquire 800,000 shares. He may acquire these shares at a discount of 15% during 1999.

   o Reta Fawson, B&S Family Trust, and Argentum Family Trust, none of which are affiliated with us, purchased our convertible bonds for an aggregate price of $240,000 in May of 1998. This gave them the option of acquiring shares at a discount of 15% from the public offering price if our shares were registered with the SEC, but only during the offering period. During a 6-month period following the listing of such shares on a public exchange, these bonds may be converted to shares at a discount of 15% from the average share trading price during the 30-day period prior to exercise of the option. During the period from 7 to 18 months after the listing date, these bonds may be converted to shares at a discount of 10% similarly calculated.

   o Brad Stewart, Chief Financial Officer, has an option to acquire 100,000 shares at $5 per share, vesting at the rate of 25,000 per year for four years. Brad Stewart is the only employee who has been granted stock options.


Securities Which Could Be Sold Under Rule 144

As of April 1, 1999, our 8,727,141 outstanding shares were held 76 shareholders. Of these shares, 762,718 have been held for more than one year (as of April 1, 1999) and could be sold under the terms of Rule 144.


Dividends

We plan to reinvest all profits, if any, in the Murdock Group for a period of at least 5 years. We will not pay dividends during this period.

Unregistered Securities

The following table describes all securities we issued during 1998.


Issued To          Date    No. Shares     Securities Act Exemption Relied Upon

Rachel Peterson   1/6/98   2,000       These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                 8/31/98   2,500       statements.  A  filing  with  the SEC was
                           Employee    made  on  Form  D.  No  underwriter   was
                           grant       involved in this transaction and no sales
                                       commissions  were paid. She had access to
                                       information  on the company  necessary to
                                       make an informed investment decision. The
                                       granted  shares  were issued to the named
                                       employee  as  a  grant  for   outstanding
                                       performance.  No consideration  was paid.
                                       This transaction met all requirements of Rule 505 of Regulation D; the company has filed a Form D to reflect reliance on this rule.

Daryl Guiver      1/7/98   4,000       These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                 8/31/98   2,500       statements.  A  filing  with  the SEC was
                           Employee    made  on  Form  D.  No  underwriter   was
                           grant       involved in this transaction and no sales
                                       commissions  were paid.  He had access to
                                       information  on the company  necessary to
                                       make an informed investment decision. The
                                       granted  shares  were issued to the named
                                       employee  as  a  grant  for   outstanding
                                       performance.  No consideration  was paid.
                                       This transaction met all requirements of Rule 505 of Regulation D; the company has filed a Form D to reflect reliance on this rule.

David Cannon      1/7/98   8,400       These  shares  were  issued  to the named
and John F.                            employee  of  registrant  pursuant  to  a
Cannon                     Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                                       statements.  A  filing  with  the SEC was
                                       made  on  Form  D.  No  underwriter   was
                                       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.   This   transaction   met  all
                                       requirements of Rule 505 of Regulation D;
                                       the company has filed a Form D to reflect reliance on this rule.

Dick Flack        1/7/98   2,000       These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                 8/31/98   10,000      statements.  A  filing  with  the SEC was
                           Employee    made  on  Form  D.  No  underwriter   was
                           grant       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.  The granted shares were issued
                                       to the  named  employee  as a  grant  for
                                       outstanding performance. No consideration
                                       was paid. He is a sophisticated  investor
                                       and  company  executive   officer.   This
                                       transaction met all  requirements of Rule
                                       505 of Regulation D; the company has filed a

Dominic Ingo      1/7/98   2,000       These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                                       statements.  A  filing  with  the SEC was
                                       made  on  Form  D.  No  underwriter   was
                                       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.   This   transaction   met  all
                                       requirements of Rule 505 of Regulation D;
                                       the company has filed a Form D to reflect reliance on this rule.

Dominic           1/7/98   2,000       These  shares  were  issued  to the named
Militello                              employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                                       statements.  A  filing  with  the SEC was
                                       made  on  Form  D.  No  underwriter   was
                                       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.   This   transaction   met  all
                                       requirements of Rule 505 of Regulation D;
                                       the company has filed a Form D to reflect reliance on this rule.

Paul Benincosa    1/7/98   24,000      These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                                       statements.  A  filing  with  the SEC was
                                       made  on  Form  D.  No  underwriter   was
                                       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.   This   transaction   met  all
                                       requirements of Rule 505 of Regulation D;
                                       the company has filed a Form D to reflect reliance on this rule.

Steve Richter     1/7/98   22,000      These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                                       statements.  A  filing  with  the SEC was
                                       made  on  Form  D.  No  underwriter   was
                                       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision. He is a sophisticated  investor
                                       and  company  executive   officer.   This
                                       transaction met all  requirements of Rule
                                       505 of Regulation D; the company has filed a Form D to reflect reliance on this rule.

Chris Leonard     1/8/98   2,800       These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                 8/31/98   10,000      statements.  A  filing  with  the SEC was
                           Employee    made  on  Form  D.  No  underwriter   was
                           grant       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.  The granted shares were issued
                                       to the  named  employee  as a  grant  for
                                       outstanding performance. No consideration
                                       was paid. He is a sophisticated  investor
                                       and  company  executive   officer.   This
                                       transaction met all  requirements of Rule
                                       505 of Regulation D; the company has filed a F

Bev-Anne Frost   1/12/98   6,000       These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                                       statements.  A  filing  with  the SEC was
                                       made  on  Form  D. No   underwriter   was
                                       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.   This   transaction   met  all
                                       requirements of Rule 505 of Regulation D;
                                       the company has filed a Form D to reflect reliance on this rule.

Cameron          1/12/98   2,000       These  shares  were  issued  to the named
Jaccard                                employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the   Act   under   the   termsof
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employyee  receiveda
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                                       statements.  A  filing  with  the SEC was
                                       made  on  Form  D.  No  underwriter   was
                                       involved  involved in this tranaction and
                                       no  sales   commissions  were  paid.  The
                                       Employee has access to information on the
                                       Company  necessary  to make  an  informed
                                       investment decision. This transaction met
                                       all   requirements   of   Rule   505   of
                                       Regulation D; the company has filed a Form D to reflect reliance on this rule.

Cameron Lewis    1/12/98   8,000       These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                                       statements.  A  filing  with  the SEC was
                                       made on Form D.  underwriter was involved
                                       in   this   transaction   and  no   sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.   This   transaction   met  all
                                       requirements of Rule 505 of Regulation D;
                                       the company has filed a Form D to reflect reliance on this rule.

Daren Gates      1/12/98   2,000       These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                                       statements.  A  filing  with  the SEC was
                                       made  on  Form  D.  No  underwriter   was
                                       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.   This   transaction   met  all
                                       requirements of Rule 505 of Regulation D;
                                       the company has filed a Form D to reflect reliance on this rule.

Dave Atkinson    1/12/98   2,400       These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                                       statements.  A  filing  with  the SEC was
                                       made  on  Form  D.  No  underwriter   was
                                       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.   This   transaction   met  all
                                       requirements of Rule 505 of Regulation D;
                                       the company has filed a Form D to reflect reliance on this rule.

Marty Lloyd      1/12/98   8,000       These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                                       statements.  A  filing  with  the SEC was
                                       made  on  Form  D.  No  underwriter   was
                                       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.   This   transaction   met  all
                                       requirements of Rule 505 of Regulation D;
                                       the company has filed a Form D to reflect reliance on this rule.

Mike Burnett     1/12/98   2,800       These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                                       statements.  A  filing  with  the SEC was
                                       made  on  Form  D.  No  underwriter   was
                                       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.   This   transaction   met  all
                                       requirements of Rule 505 of Regulation D;
                                       the company has filed a Form D to reflect reliance on this rule.

Randy Burnham    1/12/98   13,200      These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                  3/6/98   10,000      the   registrant   for  1  year   at  16%
                           Emp. grant  interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                 8/31/98   5,000       $1,000  loaned.  The employee  received a
                           Emp. grant  Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                                       statements.  A  filing  with  the SEC was
                                       made  on  Form  D.  No  underwriter   was
                                       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.  The granted shares were issued
                                       to the  named  employee  as a  grant  for
                                       outstanding performance. No consideration
                                       was  paid.   This   transaction  met  all
                                       requirements of Rule 505 of Regulation D;
                                       the company has filed a Form D to reflect reliance on this rule.


Rhett Kasparian  1/12/98   2,000       These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                                       statements.  A  filing  with  the SEC was
                                       made  on  Form  D.  No  underwriter   was
                                       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.   This   transaction   met  all
                                       requirements of Rule 505 of Regulation D;
                                       the company has filed a Form D to reflect reliance on this rule.

Scott & Chris-   1/12/98   28,000      These  shares  were  issued  to the named
tine Holmes                            officer  of a limited  liability  company
                           Grant in    affiliated  with   registrant,   and  his
                           connection  employee  wife, in a  transaction  exempt
                           with loan   from registration  under the Act pursuant
                                       to   Regulation  D,  Rule  506.  In  this
                                       transaction,  the officer loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000 loaned.  This officer is a brother
                                       of the  registrant's  CEO;  he received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                                       statements.  A  filing  with  the SEC was
                                       made  on  Form  D.  No  underwriter   was
                                       involved in this transaction and no sales
                                       commissions  were paid.  This  individual
                                       had access to  information on the company
                                       necessary to make an informed  investment
                                       decision.   This   transaction   met  all
                                       requirements of Rule 505 of Regulation D;
                                       the company has filed a Form D to reflect reliance on this rule.

Steve Anderson   1/12/98   2,000       These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                  3/6/98   10,000      statements.  A  filing  with  the SEC was
                           Employee    made  on  Form  D.  No  underwriter   was
                           grant       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.  The granted shares were issued
                                       to the  named  employee  as a  grant  for
                                       outstanding performance. No consideration
                                       was paid. He is a sophisticated  investor
                                       and  company  executive   officer.   This
                                       transaction met all  requirements of Rule
                                       505 of Regulation D; the company has filed a Form D to reflect reliance on this rule.

Wade Hyatt       1/12/98   4,400       These  shares  were  issued  to the named
                                       employee  of  registrant  pursuant  to  a
                           Grant in    transaction   exempt  from   registration
                           connection  under   the  Act   under   the  terms  of
                           with loan   Regulation   D,   Rule   506.   In   this
                                       transaction, the employee loaned money to
                                       the   registrant   for  1  year   at  16%
                                       interest,  and received, in addition to a
                                       promissory  note,  400  shares  for  each
                                       $1,000  loaned.  The employee  received a
                                       Disclosure  Memorandum  dated  January 2,
                                       1998, which contained  audited  financial
                 8/31/98   2,500       statements.  A  filing  with  the SEC was
                           Employee    made  on  Form  D.  No  underwriter   was
                           grant       involved in this transaction and no sales
                                       commissions  were paid.  The Employee had
                                       access  to  information  on  the  company
                                       necessary to make an informed  investment
                                       decision.  The granted shares were issued
                                       to the  named  employee  as a  grant  for
                                       outstanding performance. No consideration
                                       was paid. He is a sophisticated  investor
                                       and  company  executive   officer.   This
                                       transaction met all  requirements of Rule
                                       505 of Regulation D; the company has filed a Form D to reflect reliance on this rule.

Serenity Trust    4/3/98   12,500      These  shares  were  issued to a trust as
                                       inducement  to make a $100,000  loan made
                 10/2/98   12,500      to  the  registrant.  The  trustee  was a
                                       sophisticated       businessman       and
                           Grant in    sophisticated  investor who was given the
                           conncetion  opportunity   to   meet   with   all  the
                           with loan   registrants   officers  and  examine  all
                                       books  and  records,   including  audited
                                       financial   statements.   The  registrant
                                       believes this is a transaction exempt from registration under Section 4(2) of the Act. No underwriter was involved in this transaction and no sales commissions were paid.

Dogbreath Trust   4/3/98   12,500      These  shares  were  issued to a trust as
                                       inducement  to make a $100,000  loan made
                           12,500      to  the  registrant.  The  trustee  was a
                                       sophisticated       businessman       and
                           Grant in    sophisticated  investor who was given the
                           connection  opportunity   to   meet   with   all  the
                           with loan   registrants   officers  and  examine  all
                                       books  and  records,   including  audited
                                       financial   statements.   The  registrant
                                       believes this is a transaction exempt from registration under Section 4(2) of the Act. No underwriter was involved in this transaction and no sales commissions were paid. He had access to information on the company necessary to make an informed investment decision.

Lance Heaton     8/31/98   300,000     These shares were issued to an officer of
                                       registrant for consideration of 1/10 mill
                           $1.20 per   per   share.   He   is  a   sophisticated
                           share       businessman  and  sophisticated  investor
                                       who  was  familiar  with  all  books  and
                                       records,   including   audited  financial
                                       statements,   and  is  an  employee.  The
                                       registrant believes this is a transaction exempt from registration under Section
                                       4(2) of the Act. No underwriter was involved in this transaction and no sales commissions were paid. He had access to information on the company neccessary to make an informed investment decision. He is a sophisticated investor and company executive officer.

Jon Davis        8/31/98   1,000       These  shares  were  issued  to the named
                           Employee    employee  as  a  grant  for   outstanding
                           grant       performance. No consideration was paid.

Dawn Davis       8/31/98   1,000       These  shares  were  issued  to the named
                           Employee    employee  as  a  grant  for   outstanding
                           grant       performance. No consideration was paid.

Chris Kenney     8/31/98   5,000       These  shares  were  issued  to the named
                           Employee    employee  as  a  grant  for   outstanding
                           grant       performance.  No consideration  was paid.
                                       He  is  a   sophisticated   investor  and
                                       company executive officer.

Larry Solomon    8/31/98   2,500       These  shares  were  issued  to the named
                           Employee    employee  as  a  grant  for   outstanding
                           grant       performance. No consideration was paid.

Darla Wenger     8/31/98   1,000       These  shares  were  issued  to the named
                           Vendor      vendor  of   services   as  a  grant  for
                           grant       outstanding performance. No consideration
                                       was paid.

Robert & Donna   8/31/98   1,000       These  shares  were  issued  to the named
Joy Stone                  Vendor      vendor  of   services   as  a  grant  for
                           grant       outstanding performance. No consideration
                                       was paid.

Wayne Ross       9/21/98   375,940     These  shares were  issued  pursuant to a
                                       transaction   exempt  from   registration
                           $1.20 per   under   the  Act   under   the  terms  of
                           share       Regulation   D,   Rule   506.   In   this
                                       transaction,  an accredited investor paid
                                       $1.33  per  share.  He has a net worth in
                                       excess  of  $1  million.  He  received  a
                                       Disclosure Memorandum dated September 21,
                                       1998, which contained  audited  financial
                                       statements.  No underwriter  was involved
                                       in   this   transaction   and  no   sales
                                       commissions were paid. He had access to informat investment decision.

Brad Stewart     9/23/98   84,000      These shares were issued to an officer of
                                       registrant  for no  charge at the time he
                           $1.20 per   was hired as CFO.  He is a  sophisticated
                           share       businessman  and  sophisticated  investor
                                       who  was  familiar  with  all  books  and
                                       records,   including   audited  financial
                                       statements.  The registrant believes this
                                       is a transaction exempt from registration
                                       under   Section   4(2)  of  the  Act.  No
                                       underwriter    was   involved   in   this
                                       transaction and no sales commissions were
                                       paid. He had access to information on the
                                       company  necessary  to make  an  informed
                                       investment    decision.     He    is    a
                                       sophisticated    investor   and   company
                                       executive officer.

Buckeneer        10/2/98     2,500     These  shares  were  issued to a trust as
                                       inducement  to make a $100,000  loan made
                           Grant in    to  the  registrant.  The  trustee  was a
                           connection  sophisticated       businessman       and
                           with loan   sophisticated  investor who was given the
                                       opportunity   to   meet   with   all  the
                                       registrants   officers  and  examine  all
                                       books  and  records,   including  audited
                                       financial   statements.   The  registrant
                                       believes this is a transaction exempt from registration under Section 4(2) of the Act. No underwriter was involved in this transaction and no sales commissions were paid. He had access to information on the company necessary to make an informed investment decision.


Item 6. Management's Discussion and Analysis or Plan of Operation

The Murdock Group Career Satisfaction Corporation is a career advancement and employment consulting company with offices in Salt Lake City, Utah, Seattle, Washington, and Portland, Oregon.

We target our services to professionals and others with several years of experience who are seeking to clarify their career direction or their current job situation.

Our system utilizes job-search training workshops, consultants, and access to a comprehensive job-search resource center. We also provide full service hiring assistance to corporations, which includes training and outplacement.

We have incurred significant losses to date developing our proprietary job-search technology into a training system that can service a larger volume of customers than our original one-on-one coaching. We have completed development of this system and believe that we now have a product that can be marketed profitably.

In September 1998, we opened our second branch office which is located in Seattle, Washington. This is our first location outside of headquarters in Salt Lake City, Utah. In February 1999, we opened our third branch office which is located in Portland, Oregon. We plan to open other branch offices in 1999. Additional branches will allow us to allocate administrative costs across multiple locations, thereby improving the utilization of our infrastructure.

With the completion of our new proprietary job-search technology training system we anticipate a reduction in cancellation and discounts and improved collection of receivables.

Subsequent to year-end we were declared effective with our initial public offering. The initial public offering provides for the sales of 2,500,000 shares of the Company's common stock, at a price of $5.00 per share. The offer also provides for the sale of bonds of $3,000,000. The Company has until October 28, 1999, or until the Company terminates the offering, to sell the securities. The proceeds from the offering will enable the Company to pay off high-interest debts thereby reducing interest costs. It is unknown what proceeds will actually be raised in the offering.


                              Results of Operations

December 31, 1998 compared to December 31, 1997

Net service revenues increased to $1,709,055 for the year ended December 31, 1998, compared to $551,830 for the prior year. The increase in revenues was primarily a result of enhanced service products from new research and development efforts, increased marketing through radio and newspaper campaigns, completion of a new proprietary system that provides for delivery of products and services in volume, increased name recognition in the market place and the addition of the new Seattle branch office.

Contract cancellations and discounts increased to $1,143,650 for the year ended December 31, 1998, compared to $142,263 for the prior year. The cancellations and discounts were the result of concessions made to customers while pilot testing and implementing the Murdock Group's new intellectual property. Cancellations and discounts have decreased related to the Company's new proprietary job-search training system introduced in 1998. However, the Company recognized significant cancellations related to its old product during 1998.

Direct cost of services increased to $2,028,404 for the year ended December 31, 1998, compared to $667,402 for the prior year. Gross profit as a percentage of service revenues improved to a negative 18.7% for the year ended December 31, 1998, compared to a negative 21.0% for the prior year. The improvement in gross profit as a percentage of sales was primarily a result of increased sales, which served to reduce per-sale overhead. Gross profit as a percentage of sales was negatively affected as a result of the large amount of cancellations and discounts recognized by the Company in 1998. These cancellations and discounts related to the old product as discussed above.

General and administrative expenses, which include selling expense, increased to $2,908,854 for the year ended December 31, 1998, compared to $704,566 for the corresponding period of the prior fiscal year. The increase in general and administrative expense relates to Company growth and branch expansion. Also, during 1998, the Company recorded $491,350 in general and administrative expense for the issuance of 384,000 shares of common stock given to two officers as incentive. The issuance of these shares and the recording of the related expense is a non-cash, nonrecurring item and will not have an impact on future operations.

General and administrative expenses, as a percentage of sales, increased in 1998, compared to 1997 as a result of the large amount of cancellations and discounts recognized by the Company related to old products and the issuance of the common stock referred to above. General and administrative expenses should continue to decrease as a percentage of sales in fiscal 1999 and thereafter as a result of increased sales.

New products research and development expenses increased to $883,967 for the year ended December 31, 1998, compared to $556,854 for 1997. The increase in research and development for 1998, was a result of expenses related to the development of new intellectual property and training systems that allow the mainstream professional to access previously elitist job-search concepts and techniques at an acceptable price. This systematization also enables us to efficiently service a larger volume of customers with lower costs and greater effectiveness than a year ago.

Interest expense increased to $1,836,723 for the year ended December 31, 1998, compared to $248,387 for 1997. The increase in interest expense for 1998 was a result of higher outstanding debt balances and increased rates on moneys borrowed than in 1997. See Financial Condition - Liquidity and Capital resources.


December 31, 1997, compared to December 31, 1996

We began operations August 5, 1996 as a startup and development-stage entity. Operating results for the five-month period ended December 31, 1996 are not representative of or comparable to the first full year of operations, which ended December 31, 1997.


                               Financial Condition

Liquidity and capital resources

We have suffered recurring losses from operations since our inception in 1996, and as of December 31, 1998, had an accumulated deficit of $8,444,858. The accumulated deficit reflects losses associated with the development and startup of operations and significant costs for research and development for our propriety job-search technology and training system. This technology will enable us to effectively service a large volume of customers in each office and provide a model to expand the operations into s other locations. We have also experienced losses from interest expense associated with the large amount of debt the Company carries with high interest rates.

At December 31, 1998, we had a working capital deficit of approximately $6,200,572. This working capital deficit is a result of our need to fund our operating losses primarily through short-term borrowings. The interest rates associated with these short-term borrowings are significantly higher than prime interest rates.

Subsequent to year-end we were declared effective with our initial public offering. The initial public offering provides for the sales of 2,500,000 shares of the Company's common stock, at a price of $5.00 per share. The offer also provides for the sale of bonds of $3,000,000. The Company has until October 28, 1999, or until the Company terminates the offering, to sell the securities. The proceeds from the offering will primarily be used to pay off high-interest debts thereby reducing interest costs. It is unknown what proceeds will actually be raised in the offering.

If a substantial amount of equity is not raised in the initial public offering, the Company will be required to continue to pay large amounts of interest and fund its cash needs from additional borrowings. There is no assurance that the Company will be able to borrow additional funds.

As contained in the report of our Independent Auditor dated April 22, 1999, covering the year ended December 31, 1998 and 1997, there is substantial doubt of The Murdock Group's ability to continue as a going concern.


Capital Expenditures

The Company purchased $411,258 of property and equipment during the year ended December, 31, 1998, primarily for expanding offices to accommodate growth and opening a new branch office in Seattle, Washington.


Inflation and year 2000 issues

Inflation has not had and is not expected to have a significant impact on our operations.

We have evaluated our information technology for Year 2000 issues and do not anticipate any material disruption in our operations.




Item 7. Financial Statements

Please refer to the Financial Statements included separately herein.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    Part III



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act


Directors

KC Thane Holmes, Director, Chief Executive Officer, age 31. Mr. Holmes received a B.A. degree from Brigham Young University in Psychology with a minor in Business and Accounting in 1992. Prior to founding Envision Career Services, L.L.C. and acquiring The Murdock Group in 1996, he served as a technical sales representative for Provider Solutions, an Elk Ridge, Utah based software developer from 1995 to 1996, and an account executive and technical engineer for Ameritech Library Services of Provo, Utah, a creator of custom software for America's largest libraries, from 1991 to 1995. He is an owner of Open Seas Trading Company, a marketing business, and a former owner of Classic Coupons, a Provo-based coupon business.

Heather J. Stone, Director, Chairman of the Board, President, age 30. Ms. Stone received an M.B.A. from the University of Phoenix with a focus on marketing and strategic planning in 1992, and a B.A. in English from Brigham Young University in 1990. She served as Director of Product Management for ViewSoft, Inc., a Provo-based software firm, from 1994 to 1996, and a Product Line Manager for Novell, Inc., a networking software firm, for several years. She was a technical writer for Clyde Digital Systems (RAXCO), an Orem, Utah-based software company, from 1987 to 1991. She has contributed articles to technical journals and won several writing awards.

Mr. Holmes and Mrs. Stone are brother and sister. Directors serve for a one year term.


Executive officers

The backgrounds of our CEO, KC Holmes, and our President, Heather Stone, appear in "Directors" above. Additional officers serve at the pleasure of the board, and include the following:

O. Richard Flack, Vice President of Operations, age 54. Prior to joining The Murdock Group, Mr. Flack received a B.A. in Marketing in 1966 from the University of Utah, and served as General Manager of Valley Fair Mall from 1968 to 1997. He served as the president of the West Valley Area Chamber of Commerce. Mr. Flack joined The Murdock Group in June, 1997, after going through The Murdock Group program as a client.

Chris L. Kenney, General Manager of Salt Lake City Office, age 36. Mr. Kenney earned degrees in Data Processing from Utah Technical College in 1984, and Information Management from Brigham Young University in 1987. He managed operations in customer support and third-party sales for Clyde Digital Systems from 1987 to 1990, in sales for Fresh Technology Group from 1990 to 1991, in product management for Raxco/Axent Technologies from 1993 to 1995, and in product line management and network engineering for Ameritech Library Services from 1995 to 1998.

Brad L. Stewart, Financial Officer, age 41. From 1996 to 1998 he served as Executive Vice President and Chief Operating Officer of Marker International, a public company. He directed Marker's initial public offering and a secondary offering while serving as its Vice President and Chief Financial Officer from 1991 to 1996. From 1986 to 1991 he was a manager in the audit department in the Phoenix, Arizona office of Arthur Andersen, after serving as a senior accountant in its Atlanta, Georgia office from 198 to 1986. He received a B.S. in accounting from Brigham Young University in 1983. Mr. Stewart began work at the Murdock Group on October 16, 1998, and was appointed The Murdock Group's principal financial officer on February 1, 1999.

Christopher E. Leonard, Chief Information Systems Officer, age 25. Mr. Leonard received a B.S. in English with a minor in Philosophy from the University of Puget Sound in Tacoma, Washington in 1995. He co-founded Coastlink Corporation, a corporate Internet Service Provider in Salt Lake City, Utah, in 1996. Later that year he began Coastlink Consulting, a network consulting company. He specializes in the use of technology to gather, organize, store and distribute all types of information.

Stanford S. Smith, In-house General Counsel, age 54. Mr. Smith obtained his J.D. degree from the University of Utah College of Law in 1971, and has practiced corporate law in the Salt Lake City, Utah area since that time, with an emphasis in the legal issues related to high-growth companies. He has served as a lecturer in strategic planning for the international consulting firms Shipley Associates and James A. Bent & Associates. Mr. Smith is a former member of the Utah House of Representatives, and a former adjunct professor of business law at the University of Utah College of Business.


Section 16(a) Beneficial Ownership Reporting Compliance

No person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.



Item 10. Executive Compensation.

The table below sets forth 1998 compensation for our CEO and the only officer who made more than $100,000 for that year:


         Principal Position and Name           Year          Salary

         CEO, KC Holmes                        1998         $81,692

         General Counsel, Stanford Smith       1998        $124,615



Item 11. Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth the security ownership of beneficial owners of more than 5% of the Company's shares as of February 1, 1999:

Title of Class                 Name & address of               Amount and nature          Percent of class
                               beneficial owner               of beneficial owner

Class A common           KC Holmes, 5395 South Commerce Dr.,        3,038,842                    35.8%
voting shares            #300, SLC, UT 84107

Class A common           Heather Stone, 5395 South Commerce         3,038,842                    35.8%
voting shares            Dr., #300, SLC, UT 84107

Class A common           Stanford Smith, 5395 South Commerce          612,718                     7.2%
voting shares            Dr., #300, SLC, UT 84107

The following table describes the security ownership of management as of February 1, 1999:

Title of Class                 Name & address of               Amount and nature          Percent of class
                               beneficial owner               of beneficial owner

Class A common           KC Holmes, 5395 South Commerce Dr.,        3,038,842                    35.8%
voting shares            #300, SLC, UT 84107

Class A common           Heather Stone, 5395 South Commerce         3,038,842                    35.8%
voting shares            Dr., #300, SLC, UT 84107

Class A common           Stanford Smith, 5395 South Commerce          612,718                     7.2%
voting shares            Dr., #300, SLC, UT 84107

Class A common           Directors and executive officers as a      7,104,202                    83.7%
voting shares            group

Item 12. Certain Relationships and Related Transactions

KC Holmes, a director and officer of the Murdock Group, owed the Murdock Group $66,358 and $277,824 as of December 31, 1997, and December 31, 1998,
respectively. This open loan bears interest at 8%, has no maturity date, and is based on an oral agreement. We have provided an allowance for these receivable amounts.

Heather Stone, a director and officer of the Murdock Group, owed the Murdock Group $19,737 and $96,803 as of December 31, 1997 and December 31, 1998, respectively. This open loan bears interest at 8%, has no maturity date, and is based on an oral agreement. We have provided an allowance for these receivable amounts.

During the Year ended December 31, 1998, we borrowed $70,000 from Scott Holmes, a brother to both KC Holmes and Heather Stone, who are directors and officers of the Murdock Group. This amount was outstanding at December 31, 1998, and bears interest at approximately 18%.

We regularly purchase computer hardware, software, and services from Coastlink Consulting, which is a sole proprietorship registered in the State of Utah. The owner of Coastlink Consulting is Chris Leonard who is also an officer and employee of the Murdock Group. The amounts paid to Coastlink Consulting for the years ended December 31, 1997 and for the year ended December 31, 1998, were $68,495 and $7,102, respectively.

We have a revolving line of credit with interest at a rate of 10% annually calculated on month end outstanding balances, with Open Seas Trading Company, a Utah corporation. Open Seas is owned 38% by KC Holmes who is a director and officer of the Murdock Group. As of December 31, 1997 Open Seas owed the Murdock Group $28,846, and as of December 31, 1998 The Murdock Group owed Open Seas $339,789.

In each of these related party transactions, terms were as favorable to the issuer as those generally available from unaffiliated third parties.

The Company was indebted to employees $340,000, $0, and $0 as of December 31, 1998, 1997 and 1996, respectively, relating to a private placement offering and owed the parents of an employee $48,189 for funds advanced to the Company under a line of credit arrangement as of December 31, 1998


Item 13. Exhibits and Reports on Form 8-K.

No reports on Form 8-K were filed during 1998.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Murdock Group Career Satisfaction Corporation

Dated this 28th day of April, 1999



/s/ KC Holmes
-----------------------------------------------
By  KC Holmes, CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated this 28th day of April, 1999


/s/ KC Holmes
-----------------------------------------------
By  KC Holmes, CEO


/s/ Heather Stone
-----------------------------------------------
By  Heather Stone, President


/s/ Brad Stewart
-----------------------------------------------
By  Brad Stewart, CFO

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                        DECEMBER 31, 1998, 1997 AND 1996

                                  TOGETHER WITH

                          INDEPENDENT AUDITOR'S REPORT

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION



                                Table of Contents

                                                                 Page
                                                                 ----

Independent Auditor's Report                                      F-3

Consolidated Balance Sheets                                  F-4, F-5

Consolidated Statements of Operations                             F-6

Consolidated Statement of Stockholders' Equity                    F-7

Consolidated Statements of Cash Flows                             F-8

Notes to Consolidated Financial Statements                  F-9, F-27

Independent Auditor's Report
----------------------------


Board of Directors
THE MURDOCK GROUP
CAREER SATISFACTION CORPORATION


I have audited the consolidated balance sheets of The Murdock Group Career Satisfaction Corporation as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and from inception (August 5, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Murdock Group Career Satisfaction Corporation, as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for the periods indicated, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has experienced a consolidated net loss of $6,576,706 for the year ended December 31, 1998 and has incurred substantial net losses since its inception. At December 31, 1998 and December 31, 1997, current liabilities exceed current assets by $6,200,572 and $1,140,334 respectively, and total liabilities exceed total assets by $7,531,443 and $1,868,152, respectively. These factors, and the others discussed in Note 8, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



David T. Thomson, P.C.



Salt Lake City, Utah
April 22, 1999

                               THE MURDOCK GROUP
                        CAREER SATISFACTION CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        As of December 31, 1998 and 1997



                                     ASSETS
                                                                                         1998           1997
                                                                                   -----------    -----------
CURRENT ASSETS
     Cash and cash equivalents                                                     $     4,289    $     1,604
     Current portion of contracts receivable - Note 3                                  543,344        381,955
     Current portion of contracts receivable - related parties                           2,482          5,273
     Prepaid expenses and other                                                         23,857         23,402
     Current portion of amounts due from related parties - Note 9                       84,594          1,800
     Deferred offering costs                                                           153,659            --
                                                                                   -----------    -----------

               Total current assets                                                   812,225         414,034
                                                                                   -----------    -----------
PROPERTY AND EQUIPMENT, at cost
     Computer equipment                                                                247,573         83,291
     Equipment, furniture and fixtures                                                 162,014         88,915
     Leasehold improvements and other                                                   75,506          4,195
     Property and equipment held under capital leases                                 362,208         259,642
                                                                                   -----------    -----------
                                                                                       847,301        436,043

     Less: accumulated depreciation and amortization                                  (161,545)       (39,875)
                                                                                   -----------    -----------

               Total property and equipment, net                                       685,756        396,168
                                                                                   -----------    -----------

OTHER ASSETS
     Contracts receivable - less current portion - Note 3                              170,958        427,917
     Contracts receivable - related party - less current portion                           --           7,033
     Intangible assets, net - Note 2                                                    53,054         59,294
     Deposits and other assets                                                         311,378         38,618
     Investments and other assets                                                       25,000         25,000
     Amounts due from related parties, net - Note 9                                      1,583         28,846
                                                                                   -----------    -----------

               Total Other Assets                                                      561,973        586,708
                                                                                   -----------    -----------

TOTAL ASSETS                                                                       $ 2,059,954    $ 1,396,910
                                                                                   ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               THE MURDOCK GROUP
                        CAREER SATISFACTION CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        As of December 31, 1998 and 1997



                      LIABILITIES AND STOCKHOLDERS EQUITY

                                                                                       1998          1997
                                                                                   -----------   -----------
CURRENT LIABILITIES
     Accounts payable                                                              $   349,168   $   249,346
     Accrued payroll costs and wages payable                                           276,139       201,620
     Short-term debt - Note 15                                                       3,466,700       113,000
     Short-term debt - related parties - Note 16                                       642,289       128,571
     Current portion of long-term debt - Note 17                                       858,316        18,307
     Current portion of long-term debt - related parties - Note 18                     203,100           --
     Current portion of obligation under capital leases - Note 7                       110,002        59,066
     Other accrued liabilities                                                         942,312        40,144
     Unearned revenue - Note 2                                                         164,771       744,314
                             -

          Total current liabilities                                                  7,012,797     1,554,368
                                                                                   -----------   -----------

LONG-TERM LIABILITIES
     Long-term debt - Note 17                                                        1,943,068     1,563,420
     Long-term debt-related parties - Note 18                                          185,089           --
     Convertible debenture - Note 13                                                   265,000           --
     Obligations under capital leases - Note 7                                         185,443       147,274
                                                                                   -----------   -----------
          Total long-term liabilities                                                2,578,600     1,710,694
                                                                                   -----------   -----------

COMMITMENTS AND CONTINGENCIES - Note 6

STOCKHOLDERS'  EQUITY (DEFICIT)
Common Stock - Class A, no par value, 100,000,000 shares
        authorized; 8,488,240, and 9,880,000 shares
         issued and outstanding, respectively                                          913,460           988
Common Stock - Class B, no par value, no shares issued and
        outstanding                                                                        --            --
Treasury Stock Class A Common - 2,000,000 Shares                                           (45)          --
Accumulated Deficit                                                                 (8,444,858)   (1,869,140)
                                                                                   -----------   -----------

            Total stockholders' equity (deficit)                                    (7,531,443)   (1,868,152)
                                                                                   -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 2,059,954   $ 1,396,910
                                                                                   ===========   ===========






                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                         THE MURDOCK GROUP
                                  CAREER SATISFACTION CORPORATION

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                         For the Years Ended December 31, 1998 and 1997 and
                     from August 5, 1996 (inception) through December 31, 1996




                                                          1998           1997          1996
                                                      -----------    -----------    -----------


SERVICE REVENUES, inclusive of interest charged       $ 2,852,705    $   694,093    $    33,662
     Less:  Contract cancellations                       (809,575)      (101,543)        (3,665)
               Contract discounts                        (334,075)       (40,720)        (2,541)
                                                       -----------    -----------    -----------
              Total, net                               1,709,055        551,830         27,456

DIRECT COST OF SERVICES                                 2,028,404        667,402         46,163
                                                      -----------    -----------    -----------
               Gross profit (loss)                       (319,349)      (115,572)       (18,707)
                                                      -----------    -----------    -----------
OPERATING EXPENSES
     Selling, General and administrative                2,908,854        704,566         70,810
     New products research and development                883,967        556,854         37,904
     Depreciation and amortization                        117,440         32,796          2,578
                                                      -----------    -----------    -----------
          Total operating expenses                      3,910,261      1,294,216        111,292
                                                      -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS                          (4,229,610)    (1,409,788)      (129,999)
                                                      -----------    -----------    -----------
OTHER INCOME (EXPENSE)
     Interest expense                                  (1,836,723)      (248,387)        (9,893)
     Other Income                                          79,409            126            112
     Non-trade receivables write-off and other, net      (589,782)       (70,323)          --
                                                      -----------    -----------    -----------
          Total, net                                   (2,347,096)      (318,584)        (9,781)
                                                      -----------    -----------    -----------
NET INCOME (LOSS)                                     $(6,576,706)   $(1,728,372)   $  (139,780)
                                                      -----------    -----------    -----------
EARNINGS PER SHARE                                    $     (0.74)   $     (0.17)   $     (0.01)
                                                      -----------    -----------    -----------
WEIGHTED AVERAGE CLASS A SHARES                         8,887,000      9,880,000      9,880,000
                                                      -----------    -----------    -----------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 For the Year Ended December 31, 1998 and 1997,
            and From August 5, 1996 (Inception) to December 31, 1996

                                                                                  Common Stock - Class A
                                                                 --------------------------------------------------
                                                                  Number of                 Number of
                                                                   shares        Amount      shares         Amount
                                                                 outstanding                treasury                  Accum. Deficit
                                                                 ----------    ----------  ----------     ----------   -----------

BALANCE, August 5, 1996 (Inception)                                    --      $    --          --        $    --      $      --

* Shares issued to initial stockholders at incorporation          9,880,000          988        --             --             (988)

Net loss                                                               --           --          --             --         (139,780)
                                                                 ----------    ----------  ----------     ----------   -----------
BALANCE, December 31, 1996                                        9,880,000          988        --             --         (140,768)

Net loss                                                               --           --          --             --       (1,728,372)
                                                                 ----------    ----------  ----------     ----------   -----------
BALANCE, December 31, 1997                                        9,880,000          988        --             --       (1,869,140)

* Shares issued pursuant to offering of promissory notes at a
     value of $.01 per share during January 1998                    150,000        1,500        --             --             --

* Cancellation of treasury shares, February 1998 at $.0001
     per share                                                      (29,700)          (3)       --             --             --

* Shares issued to two individuals for services rendered at
     $.01 per share                                                  48,000          200        --             --             --

* Cancellation of treasury shares, March 1998 at $.0001
      per share                                                     (20,000)          (2)       --             --             --

* Shares issued to trusts at $.01 per share                          25,000          250        --             --             --

* Cancellation of treasury shares at $.0001
     per share                                                      (25,000)          (2)       --             --             --

* Issuance of shares in exchange for members
    interest in LLC                                               8,205,800         --          --             --             --

* Cancellation of shares received and dissolution
     of LLC                                                      (8,205,800)        (821)       --             --              988

Repurchase of shares from initial stockholder at $.0001
     per share                                                     (800,000)        --       800,000            (80)          --

Shares issued to employees as bonus at $.0001
     per share                                                       49,500         --       (49,500)             5           --

Shares issued to an individual at $1.20
     per share                                                      300,000      360,000    (300,000)            30           --

Shares issued to an individual for cash and subscription
     agreement at $1.20 per share                                   375,940      450,000        --             --             --

Shares issued to an individual pursuant to employment
     agreement at $1.20 per share                                    84,000      101,350        --             --             --

Shares contributed to treasury by                                (1,549,500)        --     1,549,500           --             --
     initial stockholders

Net Loss                                                               --           --          --             --       (6,576,706)
                                                                 ----------    ----------  ----------     ----------   -----------

BALANCE, December 31, 1998                                        8,488,240    $ 913,460   2,000,000      $     (45)   $(8,444,858)
                                                                  =========    =========   =========      =========    ===========

* After the effect of recapitalization

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                      THE MURDOCK GROUP
                               CAREER SATISFACTION CORPORATION

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Years Ended December 31, 1998 and 1997,
                   and From August 5, 1996 (Inception) to December 31, 1996



                                                                           1998          1997             1996
                                                                       -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         $ (6,576,706)  $ (1,728,372)    $ (139,780)
     Adjustments to reconcile net loss to net cash used
          in operating activities
               Nonmonetary stock transactions                              463,415           --             --
               Depreciation and amortization                               139,433         45,550          3,581
           Change in operating assets and liabilities
               Contracts receivable                                         95,570       (748,427)      (161,445)
               Contracts receivable - related party                          9,824        (10,061)        (2,245)
               Prepaid expenses and other                                     (455)       (16,473)        (6,929)
               Amounts due from related parties - current                  (82,794)        (1,800)          --
               Deferred Offering Costs                                    (153,659)          --             --
               Intangible assets                                           (11,523)          (550)       (68,000)
               Deposits and other assets                                  (272,760)       (33,588)        (5,030)
               Amounts due from related parties                             27,263        (19,406)        (9,440)
               Accounts payable                                             99,822        225,369         23,977
               Accrued payroll costs and wages                              74,519        194,123          7,497
               Other accrued liabilities                                   902,168         34,009          6,135
               Unearned revenue                                           (579,543)       667,268         77,046
                                                                       -----------    -----------    -----------
                 Net cash used in operating activities                  (5,865,426)    (1,392,358)      (274,633)
                                                                       -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                  (411,258)      (417,432)       (18,611)
     Investments in securities and investment trust                           --          (25,000)          --
                                                                       -----------    -----------    -----------
                 Net cash used in investing activities                    (411,258)      (442,432)       (18,611)
                                                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from debt                                                  9,912,672      2,028,402        284,521
     Principle payments on debt                                         (4,083,303)      (198,002)       (85,283)
     Proceeds from sale of stock                                           450,000           --             --
                                                                       -----------    -----------    -----------
                 Net cash provided by financing activities               6,279,369      1,830,400        199,238
                                                                       -----------    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    2,685         (4,390)       (94,006)

CASH AND CASH EQUIVALENTS - BEG OF PERIOD                                    1,604          5,994           --
                                                                       -----------    -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                              $     4,289    $     1,604    $   (94,006)
                                                                       -----------    -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the year for:
          Interest                                                     $ 1,021,236    $   218,506    $    26,632
                                                                       -----------    -----------    -----------
          Income taxes                                                 $      --      $      --      $      --
                                                                       -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURES OF NONCASH
     INVESTING AND FINANCING ACTIVITIES
          Stock issued as compensation                                 $   461,350
                                                                       -----------
          Stock issued as debt issue cost                              $     1,500
                                                                       -----------
          Debt exchange for corporate promissory notes                 $   150,000
                                                                       -----------



                 The accompanying notes are an integral part of
                           these financial statements

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

         The Murdock Group Career Satisfaction Corporation (the Company) is a job-search and employment training company. The Company is focused to service professionals with five or more years of experience who are dissatisfied with their career direction or current job situation. The Company offers job-search training workshops, consultants and coaches, and access to a job-search resource center. The Company also provides full-service hiring assistance, including training, recruiting, and outplacement to corporations. The Company's main office is located in Salt Lake City, Utah. The Company also has offices in Seattle, Washington and Portland, Oregon. Substantially all of the Company's revenue is from the services described above. At its inception, the Company purchased assets, a copyright, rights to the business name, and miscellaneous intangible assets from an individual operating as a sole proprietorship DBA The Murdock Group.

         Envision Career Services LLC. DBA The Murdock Group (Envision), owned a majority share of the corporation prior to the business combination with the Company and Envision's dissolution. Envision originally conducted the business activities explained above which now continue in the surviving corporate entity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

         Consolidation principles - The accompanying consolidated financial statements include the accounts of the Companies as outlined in the business combination as explained in note 4. Intercompany transactions and balances have been eliminated in consolidation.

         Net income per share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

         Revenue Recognition - The Company provides services under various types of contracts. Revenue is recognized as service is rendered, based on the contract type. In August 1998, the Company began the delivery of its new product, The Job Search System. The Company delivers approximately 85% of its service within 30 days of the signed contract for this service. The Company provides approximately 15% of its service equally over the next 90 days. Accordingly, the Company recognizes 85% of the revenue on these contracts in the month of sale, and 5% each month for the following three months.

         Previously, the Company sold services using various types of contracts. These contracts were One Year Contracts, Flex Contracts, and Guarantee Contracts. At December 31, 1998, all revenue associated with these various types of contracts had been recognized.

         Unearned revenue for the Company's contracts were $164,771 and $744,314 for the years ended December 31, 1998 and 1997.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Revenue is recognized completely in the month it is earned for those services requiring less than one month to complete. Cash discounts, cancellations, and write-offs are recognized based on certain criteria such as time since last payment made, cancellation requests negotiated and granted, and contract price reduction due to early cash payment.

         Cash and Cash Equivalents - The Company considers highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates market value.

         Property and Equipment - Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the terms of the respective leases or the estimated economic lives of the assets, whichever is shorter. The depreciation and amortization periods are as follows:

                  Computer equipment and software             3-5 years
                  Office equipment                              5 years
                  Art, furniture and fixtures                   7 years
                  Leasehold improvements and other              5 years

         Certain art works are artist originals and may or may not be depreciated.

         Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts. The resulting gain or loss is reflected in income. Major renewals and betterments are capitalized while minor expenditures for maintenance and repairs are charged to expense as incurred.

         Intangible Assets - Intangible assets consist of the following amounts as of and December 31, 1998 and 1997:

                                                         1998             1997
                                                         ----             ----

         Miscellaneous intangibles                    $ 15,000         $ 15,000
         Copyright                                      53,000           53,000
         Organization Costs                                550              550
         Debt issue costs                               11,523             --
                                                      --------         --------

         Total                                          80,073           68,550
         Less: Accumulated Amortization                (27,019)          (9,256)
                                                      --------         --------

                                                      $ 53,054         $ 59,294
                                                      ========         ========

         Goodwill and organization costs are amortized using the straight-line method over 5 years. The copyright is amortized using the straight-line method over 15 years. Debt issue costs are amortized using the straight-line method over 2 years.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

         Accounting for the Impairment of Long-Lived Assets - The Company accounts for impairment of long-lived assets in accordance with
         Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events of changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related assets over the remaining life in measuring whether the assets are recoverable.


         Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes related primarily to the difference between the corporation reporting income on the cash basis for tax purposes and the reporting of income on the accrual basis of accounting for financial statement purposes. Deferred income taxes represent the future income tax consequence of those timing differences, which will in the future be taxable or deductible when the assets or liabilities are recovered or settled.

         Concentrations of Credit Risk - The Company's financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, contracts receivable, and loans to related parties. In the normal course of business, the Company provides credit terms to its customers. The Company performs on going credit evaluations of its customers and maintains allowances for possible losses, but typically does not require collateral.

         Research and Development Costs - Research and Development costs are expensed as incurred.

         Reclassification - Certain accounts have been reclassified to conform with current presentations.

NOTE 3 - CONTRACTS RECEIVABLE - NON RELATED

         Contracts receivable consists of the following at December 31,

                                          1998              1997
                                          ----              ----
           CURRENT
           Contracts Receivable      $      722,072  $       457,732
           Write-Off Allowance             (178,728)         (75,777)
                                     --------------   --------------
              Net                    $      543,344  $       381,955
                                     ==============   ==============


           NON-CURRENT
           Contracts Receivable      $      227,230  $       516,009
           Write-Off Allowance              (56,272)         (88,092)
                                     --------------   --------------
              Net                    $      170,958  $       427,917
                                     ==============   ==============

           TOTAL
           Contracts Receivable      $      949,302  $       973,741
           Write-Off Allowance             (235,000)        (163,869)
                                     --------------   --------------
              Net                    $      714,302  $       809,872
                                     ===============  ===============

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - BUSINESS COMBINATION

         Effective May 31, 1998, the members of the limited liability company (Envision) exchanged their membership interest for shares of stock in The Murdock Group Career Satisfaction Corporation (Murdock), a Utah Corporation. Envision's members conveyed all of their membership interest to Murdock in exchange for 8,205,800 shares of Murdock stock. As a result of the transaction, Envision's membership interests in Envision were terminated and Envision was dissolved. As a result of the exchange, a majority of Murdock stock was owned by Envision members and they assumed the operating control of the combined entity, Murdock. Where the ownership and operating control in the combined entity reside in shareholders of the acquired corporation, generally accepted accounting principles require that Envision be treated as the purchaser for accounting presentation. The business combination of Murdock with Envision was accounted for as a combination of entities under common control, similar to a pooling of interests. No acquired assets or liabilities were adjusted to fair value. Murdock had no operating or material assets or liabilities prior to May 31, 1998, and the financial statements are essentially the historical financial statements of Envision. Envision's equity has been adjusted to reflect the above accounting treatment, therefore, consolidated historical data of Envision from inception has been combined and shown in these financial statements.

NOTE 5 - INVESTMENTS AND OTHER ASSETS

         The securities investments held by the Company have been classified as available-for-sale securities. Securities are recorded at fair value and are recorded in the investments and other assets section on the balance sheet. Any change in the fair value of the securities during the periods shown is excluded from earnings and is recorded as a separate component of equity. The Company paid nothing for the securities held and it is believed that the fair value of the securities at the periods shown was also zero. No change in value has been recorded in the financial statements and there are no unrealized holding gains or losses.

         The Company has a 10% interest in a trust that engages in investing activities. It paid $25,000 for its ownership interest. Investments in companies or entities in which the Company has less than a 20% interest are carried at cost. Dividends received from those companies are included in other income.

NOTE 6 - NONCANCELABLE OPERATING LEASES

         The Company leases office facilities and office equipment under noncancelable operating leases.

         Future minimum lease payments under noncancelable operating leases are as follows:

                Year Ending December 31,              Amount
                ------------------------              ------
                1999                               $    543,681
                2000                                    393,260
                2001                                    394,881
                2002                                    401,055
                2003                                    229,810
                Thereafter                                  --
                                                   --------------
                                                   $  1,962,687
                                                   ==============


          Facility rental expense for the periods ending December 31, 1998, 1997
          and  1996  totaled  approximately   $494,258,   $135,146,  and  $7,735
          respectively.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - CAPITAL LEASES

         The Company is the lessee of computer software, hardware, and office furniture and fixtures under capital leases. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized (or depreciated) over the lower of their related lease terms or their estimated productive lives. Amortization (or depreciation) of assets under capital leases is included in depreciation expense for December 31, 1998 and 1997.

         Following is a summary of property held under capital leases at December 31,

                                                         1998             1997
                                                         ----             ----

         Computer equipment                          $ 107,967        $ 140,256
         Equipment, furniture and fixtures             205,811           70,956
         Leasehold improvements and other               48,430           48,430
                                                     ---------        ---------

                                                       362,208          259,642

         Less: accumulated depreciation and
         Amortization                                  (67,851)         (20,295)
                                                     ---------        ---------

                                                     $ 294,357        $ 239,347
                                                     =========        =========






         Minimum future lease payments under capital leases for each of the next five years and in the aggregate at December 31, 1998 are:

           Fiscal Year Ending December 31,
                    1999                                      $       168,455
                    2000                                              135,800
                    2001                                               57,294
                    2002                                               28,321
                    2003                                               11,374
                    Thereafter                                          3,792
                                                              ---------------

           Total Minimum Lease Payments                               405,036
           Less: Executory Costs                                          --

           Net minimum lease payments                                 405,036
           Less: Amount representing interest                        (109,591)

           Present value of net minimum lease payments                295,445
           Less: Current Portion                                     (110,002)

           Long-term portion                                  $       185,443
                                                              ===============


          Interest rates on capitalized leases average 28% to 32% and are imputed based on the lower of Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, December 31, 1998 and 1997, current liabilities exceed current assets by $6,200,572 and $1,140,334 respectively, and total liabilities exceed total assets by $7,531,443 and $1,868,152, respectively.

         In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued
         operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

         Management believes that a major contribution of losses to date were incurred while developing the Company's proprietary job-search technology into a training system that serviced a larger volume of customers. The Company has completed development on the training system and anticipates that it now has a product that can operate profitably. In September 1998, the Company opened an office in Seattle, and in February, 1999 an office in Portland. Other offices are planned for 1999.

         The Company intends to allocate administrative costs across multiple locations, thereby reducing the financial impact of the Company's investment to date in infrastructure items such as computer technology, human resources, accounting, and operations staff. Management also anticipates a reduction in cancellations, discounts, and write offs with the new product.

         To summarize, management's plan for overcoming losses includes increasing revenues from multiple offices, allocating infrastructure investment across multiple new locations, reducing cancellations, discounts, and write offs, and reducing interest expense.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - DUE FROM RELATED PARTIES

         Amounts due from related parties consists of the following at December 31,

                                                          1998             1997
                                                          ----             ----

Loans to officers and directors.  The
loans are unsecured with interest at 8%                $ 374,627      $  86,095

Less: Allowance for uncollectibility due
to personal guarantees on other Company
debts                                                   (374,627)       (86,095)

Loan due from employee at 6% interest,
due July 14, 2000                                          3,583           --

Loan to an affiliated company through a
revolving line of credit dated November
30, 1996, interest at 10%, unsecured                        --           28,846

Loan to former employee, unsecured,
non-interest bearing                                      78,000           --

Employee advances, no interest, unsecured
                                                           4,594          1,800
                                                       ---------      ---------

Total                                                     86,177         30,646

Less: Current portion                                    (84,594)        (1,800)
                                                       ---------      ---------

Long-term portion                                      $   1,583      $  28,846
                                                       =========      =========



NOTE 10 - RELATED PARTY TRANSACTIONS

         KC Holmes, a director and officer of the Company, owed the Company $66,358 and $277,824 as of December 31, 1997, and December 31, 1998,
         respectively. This open loan bears interest at 8%, has no maturity date, and is based on an oral agreement. We have provided an allowance for these receivable amounts.

         Heather Stone, a director and officer of the Company, owed the Company $19,737 and $96,803 as of December 31, 1997 and December 31, 1998,
         respectively. This open loan bears interest at 8%, has no maturity date, and is based on an oral agreement. We have provided an allowance for these receivable amounts.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - RELATED PARTY TRANSACTIONS - CONTINUED


         During the Year ended December 31, 1998, the Company borrowed $70,000 from Scott Holmes, a brother to both KC Holmes and Heather Stone, who are directors and officers of the Company. This amount was outstanding at December 31, 1998, and bears interest at approximately 18%.

         The Company regularly purchases computer hardware, software, and services from Coastlink Consulting, which is a sole proprietorship registered in the State of Utah. The owner of Coastlink Consulting is also an officer and employee of the Company. The amounts paid to Coastlink Consulting for the years ended December 31, 1997 and December 31, 1998 were $68,495 and $7,102, respectively.

         Interest paid to related parties for the years ended December 31, 1998,
         1997  and  1996,  was  approximately   $61,542,   $23,670,  and  $3,521
         respectively.

         The Company has a revolving line of credit with interest at a rate of 10% annually calculated on month end outstanding balances, with Open Seas Trading Company, a Utah corporation. Open Seas is owned 38% by KC Holmes who is a director and officer of the Company. As of December 31, 1997 Open Seas owed the Murdock Group $28,846, and as of December 31, 1998 the Company owed Open Seas $339,789.

         The Company was indebted to employees $340,000, $0, and $0 as of December 31, 1998, 1997 and 1996, respectively, relating to a private placement offering and owed the parents of an employee $48,189 for funds advanced to the Company under a line of credit arrangement as of December 31, 1998.

         In each of these related party transactions, terms were as favorable to the issuer as those generally available from unaffiliated third parties.

NOTE 11 - PROPOSED PUBLIC OFFERING

         The Company has filed a prospectus for an initial public offering, and such offering was given effective status on January 28, 1999. The offering consists of the sale of Company 2,500,000 shares and the issuance of bonds (repaying principal and 15% interest compounded annually at the end of 4 years). In addition, four of the corporations stockholders are seeking to sell shares. The Company is planning to pay a sales commission on the sale of its shares and its bonds. Direct costs of the offering are estimated to be approximately $200,000. These costs will be netted against the proceeds from the offering or expensed when the offering is closed. The shares and bonds issued will be those of the corporation remaining after the business combination (See Note
         4).

NOTE 12 - EMPLOYEE LEASING COMPANY

         The Company is not the employer of record for the employees of the Company. The Company uses an employee leasing company named Employers Solutions Group (ESG). ESG is the official employer of record and all benefits are administered on its plans. This includes, but is not limited to, medical and dental insurance, flex days off, 401k plan, cafeteria plan, and all applicable payroll taxes, filings and notifications. ESG bills the Company for the services it provides.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - CONVERTIBLE BONDS

         The Company has sold $265,000 of Convertible Bonds, to various trusts and others pursuant to a Regulation D Offering utilizing a Disclosure
         Memorandum dated April 29, 1998. The bonds are convertible to Class A common shares of the Company (the "Shares") upon the terms set forth below.

         Upon Company receipt of a conversion notice from the bondholder(s), the Bond(s) may be converted into Shares only upon the following terms:

         During a 6-month period commencing on the public offering date, the Bonds may be converted to Shares at a discount of 20% from the average Share trading price during the 30-day period prior to Company receipt of the conversion notice.

         During the period from 7 to 18 months after the public offering date, the Bonds may be converted to Shares at a discount of 10% from the average Share trading price during the 30-day period prior to Company receipt of the conversion notice.

         The Bonds may be converted to Shares only in increments of $1,000. No fractional Shares will be issued. Converted Bonds will be canceled upon issuance of Shares to the converting Bond holder(s).

         The Bonds are callable by the Company at any time upon 30-day written notice (the "Exercise Period") to the Bond holder(s). During the Exercise Period such Bond holder(s) may elect to convert the Bonds to Shares upon the discount terms set forth above. If the Company does not receive a conversion notice from such Bond holder(s) within the Exercise Period, the Company shall pay to such holders all principal and accrued interest with respect to such Bond(s) within 30 days of the end of the Exercise Period.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES

         The Company's (benefit) provision for income taxes for the year ended December 31, 1998 consisted of the following:

                                                                  1998
                                                                  ----

           Current:
                    Federal                                      $         0
                    State                                                  0
                                                             ---------------
                                                                           0
           Deferred:                                                       0
                                                             ---------------
                                                                 $         0
                                                             ================



         The (benefit) provision for income taxes as a percentage of income, before provision for income taxes, differed from the statutory federal rate due to the following:

                                                                    1998
                                                                    ----

           Statutory federal income tax rate                           (34.0%)
           Change in deferred tax asset valuation allowance             34.0
                                                             ---------------
                                                                         0.0%
                                                             ================



         The components of the net deferred tax asset and liability at December 31, 1998 were as follows:

                                                                    1998
                                                                    ----

           Deferred tax asset:
                    Net operating loss carryforward            $    2,052,792
                    Valuation allowance                            (2,052,792)
                                                               --------------

           Net deferred tax asset                              $            0
                                                               ===============


         The recognition of deferred tax assets is based upon judgements regarding the potential realization of such assets in the future. Management believes that realization is not assured therefore has provided an allowance for the entire deferred tax asset.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - SHORT-TERM DEBT
                                                                                         Dec. 31,        Dec. 31,
Short-term debt consists of the following:                                                 1998            1997
                                                                                        -----------    ------------

Note with an individual dated December 31, 1997 with interest of $1,000 per week outstanding. Due January 5, 1998. Secured by a personal guarantee
of officer, director and major shareholder of the company                                 $   --        $ 11,000

Note with a company dated December 20, 1997 with 8%  interest. Due date
February 20, 1998. Unsecured                                                                  --          25,000

Note with an  investment group dated December 30, 1997 with no
interest rate or due date stated. Unsecured                                                   --          12,000

Note with a trust dated November 28, 1997 with 48% interest, due
January 30, 1998. Unsecured                                                                   --          15,000

Note with Trust dated June 10, 1997, 24% interest. Interest only payments of $1,000 per month for 12 months. Payment of $50,000 due June 10,
1998. Secured by $50,000 in accounts receivable. Accounts receivable which originally secured this loan may have been paid off, paid down, renegotiated,
or written off since the loan inception                                                       --          50,000

Note with a Trust, dated April 24, 1998, 36% interest. Interest only payments of
$4,500 per month for 12 months. Payment of $150,000 due April 28, 1999
Secured  by $150,000 in accounts receivable. Accounts receivable which originally secured this loan may have been paid off, paid down, renegotiated,
or  written off since the loan inception                                                   150,000          --

Note with a Trust dated January 19, 1998, 36% interest. Interest only payments of
$1,500 per month. Principal due on Demand. Secured by $70,000 in accounts receivable and personal guarantee of officer, director, and major shareholder of the
Company. Accounts receivable which originally secured this loan may have been paid off,     50,000          --
paid down, renegotiated, or written off since the loan inception

Note with a Trust dated April 28, 1998, 24% interest. Interest only payments of
$800 per month for 12 months. Payment of $40,000 due April 28, 1999
Secured by $40,000 in accounts receivable. Accounts receivable which originally secured  this loan may have been paid off, paid down, renegotiated,
or written off since the loan inception                                                     40,000          --

Note with a Trust dated May 8, 1998, 24% interest. Interest only payments of $1,000 per month for 12 months. Payment of $50,000 due May 8,1999
Secured by $50,000 in accounts receivable. Accounts receivable which originally secured  this loan may have been paid off, paid down, renegotiated,
or written off since the loan inception                                                     50,000          --

Note with a Trust dated May 8, 1998, 24% interest. Interest only payments of $500 per month for 12 months. Payment of $25,000 due May 8,
1999. Secured by $25,000 in accounts receivable. Accounts receivable which originally secured this loan may have been paid off, paid down, renegotiated,
or written off since the loan inception                                                     25,000          --

Note with a Trust dated May 13, 1998, 24% interest. Interest only payments of
$500 per month for  12 months. Payment of $25,000 due May 13, 1999
Secured by $25,000 in accounts receivable. Accounts receivable which originally secured this loan may have been paid off, paid down, renegotiated,
or written off since the loan inception                                                     25,000          --


                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SHORT-TERM DEBT - CONTINUED
                                                                                                Dec. 31,        Dec. 31,
Short-term debt consists of the following:                                                        1998            1997
                                                                                             -------------  -------------

Note with a Trust dated April 3, 1998, 36% interest. Interest only payments of $4,500 per month for 12 months. Payment of $150,000 due May 31, 1999. Secured by $150,000 in
accounts receivable. Accounts receivable which originally secured this loan may have been
paid off, paid down, renegotiated, or written off since the loan inception.                    $ 150,000     $      --

Note with a Trust dated April 3, 1998, 36% interest. Interest only payments of $4,500 per month for 12 months. Payment of $150,000 due May 31,
1999. Secured by $150,000 in accounts receivable. Accounts receivable which originally secured  this loan may have been paid off, paid down, renegotiated,
or  written off since the loan inception.                                                        150,000            --

Note with two individuals dated August 24, 1998 with 24% interest. Interest only payments of
$1,000 per month for 12 months.  Payment of $50,000 due August 24, 1999. Secured by
$50,000 in accounts receivable and personal guarantees by officers, directors, and major shareholders of the Company. New accounts receivable must be substituted every 4 to 6 weeks as accounts receivable which originally secured this loan become paid off, paid down,
canceled, renegotiated, or written off.                                                           50,000            --

Various notes with a trust at various dates,  36% interest. Interest and principal due on demand. Unsecured.  $595,000 was paid subsequent to year-end. Secured by real-estate
owned by unrelated third party.                                                                1,210,000            --

Note with a Trust dated August 26, 1998, 36% interest. Interest only payments of
$6,000 per month for  4 months. Payment of $200,000 due December 26, 1998
Secured by $200,000 in accounts receivable. Accounts receivable which
originally secured   this loan may have been paid off, paid down, renegotiated, or written off, since the loan inception. Personally guaranteed by an officer, director
and major shareholder of the Company. This note was paid subsequent to year-end.                 200,000            --

Note with a Company dated September 28, 1998  with 36% interest. Due September 28,
1999. Interest only payments of $2,100 per month for  12 months.
Secured by $70,000 in accounts receivable. Accounts receivable which
originally secured   this loan may have been paid off, paid down, renegotiated,
or written off since the loan inception.                                                          70,000            --

Note with an Individual dated August 11, 1998  with 30% interest. Payment of $22,000 due
August 11, 1999. Interest only payments of $550 per month for  12 months.
Secured by $22,000 in accounts receivable. Accounts receivable which
originally secured   this loan may have been paid off, paid down, renegotiated,
or written off since the loan inception.                                                          22,000            --

Note with an Individual dated August 24, 1998 with 24% interest. Interest only payments of
$778 per month for  12 months. Payment of $38,900 due August 24, 1999. Secured by
$38,900 in accounts receivable and personal guarantees of officers, directors, and major shareholders of the Company. New accounts receivable must be substituted every 4 to 6 weeks as accounts receivable which originally secured this loan become paid down, paid off,
canceled, renegotiated, or written off.                                                           38,900            --

Note with an individual dated September 21, 1998 with 24% interest. Interest only payments of $1,200 per month for  12 months. Payment of $60,000 due September 21, 1999.
Secured by $60,000 in accounts receivable and personal guarantees of officers, directors, and major shareholders of the Company. New accounts receivable must be substituted every 30 days as accounts receivable which originally secured this loan become paid down,
paid off, canceled, renegotiated, or written off.                                                 60,000            --


                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SHORT-TERM DEBT - CONTINUED
                                                                                               Dec. 31,        Dec. 31,
Short-term debt consists of the following:                                                       1998            1997
                                                                                             -------------  -------------


Note with an individual dated July 16, 1998 with 24% interest. Interest only payments of $222 per month for 12 months. Payment of $11,100 due July 15, 1999. Secured by $11,100 in
accounts receivable and personal guarantees of officers, directors, and major shareholders of the Company. New accounts receivable must be substituted every 4 to 6 weeks as accounts receivable which originally secured this loan become paid down, paid off, canceled,
renegotiated, or written off.                                                                   $ 11,100     $      --

Note with an individual dated September 22, 1998 with 24% interest. Interest only payments of $300 per month for  12 months. Payment of $15,000 due September 22, 1999
Secured by $15,000 in accounts receivable. Accounts receivable which originally secured this loan may have been paid off, paid down, renegotiated, or written off since the loan inception.
Personally guaranteed by officers, directors, and major shareholders of the
Company.                                                                                          15,000            --

Note with a Trust dated June 1, 1998, 36% interest. Interest only payments of
$3,000 per month for  12 months. Payment of $100,000 due June 1, 1999
Secured by $100,000 in accounts receivable. Accounts receivable which
originally secured   this loan may have been paid off, paid down, renegotiated, or written off, since the loan inception. Personally guaranteed by officers, directors
and major shareholders of the Company.                                                           100,000            --

Note with an individual dated September 14, 1998 with 30% interest. Payment of principal
and interest due December 14, 1998. Unsecured. This note was paid subsequent to year-end.         55,000            --

Note with an individual dated September 14, 1998 with 30% interest. Payment of principal
and interest due December 14, 1998. Unsecured. This note was paid subsequent to year-end.         45,000

Note with a company dated December 22, 1998 due June 15, 1999, 36% interest.
Secured by real property owned by parent of related party. Interest only payment of
$9,000 per month.                                                                                300,000            --

Note with a trust dated December 9, 1998 with 36% interest,  due February 9, 1999. Interest
only payments of $3,000 per month. This note was paid subsequent to year-end.                    100,000            --

Note with a trust dated December 26, 1998 with 36% interest,  due February 26, 1999.
Interest only payments of $6,000 per month. Secured by accounts receivable. This note
was paid subsequent to year-end.                                                                 200,000            --

Note with an individual dated October 29, 1998 for $70,000, 24% interest. Balance at
December 31, 1998 was $26,700. This note was paid subsequent to year-end.                         26,700            --

Note with a company dated December 8, 1998. No stated interest rate. Payment
of $32,571 was made subsequent to year-end for payment in full.                                   30,000            --

Short-term debt obligation with a company. No stated interest rate. Due on demand.               130,000            --
          This note was paid subsequent to year-end.

Short-term debt obligations with various trusts. No stated interest rate. Due on demand.
          These notes were paid subsequent to year-end.                                          163,000            --
                                                                                            ------------  ------------

Total short-term debt                                                                         $3,466,700    $ 113,000
                                                                                            ============  ============

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SHORT TERM DEBT WITH RELATED PARTIES

Related party short-term debt consists of the following:                       Dec. 31,    Dec. 31,
                                                                                1998        1997
                                                                           -------------  -------------
Note with an employee dated November 28, 1997 with interest at 25%,            $   --     $ 20,000
and no due date stated. Unsecured

Note with an employee dated November 20, 1997, no interest rate or due             --       15,101
date stated. Unsecured

Note with an employee dated October 16, 1997 with no interest rate or              --        5,655
due date stated. Unsecured

Note with an employee dated December 31, 1997, no interest rate or due             --       19,000
date stated. Unsecured

Note with LLC Member's personal relation dated November 3, 1997 with               --        5,000
10% interest, no due date stated. Unsecured

Note with LLC Member's personal relation dated November 20, 1997,                  --       10,000
with 10% interest, no due date stated. Unsecured

Short-term line of credit with an employee's parents, with 10 1/2% interest,       --       36,683
due December 30, 1998. Unsecured

Short-term note with employee and employee's parents, dated May 21, 1997
with 22% interest. Per agreement, interest is reinvested monthly                   --       17,132
Payment of principal and interest due at end of agreement

Short-term debt obligation to an affiliated company through a revolving
line of credit dated 11/30/96 with interest at 10%                              339,789       --

Short-term debt obligations with employees and other related parties
Various interest rates. Due on demand                                           302,500       --
                                                                               --------   --------
Total short-term debt with related parties                                     $642,289   $128,571
                                                                               ========   ========




                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                                      Dec. 31,   Dec. 31,
                                                                                       1998       1997
                                                                                     --------   --------

Note with a Trust dated June 1, 1997 ,18% interest. Interest only payments of
$900 per month for 36 months. Payment of $60,000 due June 1, 2000
Secured by $60,000 in accounts receivable. Accounts receivable which originally secured this loan may have been paid off, paid down, cancelled,
renegotiated, or written off, since the loan inception                               $ 60,000   $ 60,000

Note with a Trust dated July 28, 1997, 18% interest. Interest only payments of
$5,625 per month for 24 months. Payment of $375,000 due
August 1, 1999. Secured by $375,000 in accounts receivable
Accounts receivable which  originally secured this loan may have been paid
off, paid down, cancelled,  renegotiated, or written off since the loan inception     375,000    375,000

Note with a finance group dated December 24, 1997, 30% interest. Interest only payments of $1,250 per month  for 24 months. Payment of
$50,000 due December 24, 1999. Secured by personal guarantee of
officer, director, and major shareholder of the company                                50,000     50,000

Note with a finance group dated December  22, 1997, 30% interest. Interest only payments of $1,250 per month for 24 months. Payment of
$50,000 due December 22, 1999. Secured by personal guarantee of
officer, director, and major shareholder of the company                                50,000     50,000

Note with a Trust, dated February 1, 1997, 24% interest. Interest only payments of $2,000 per month for 36 months. Payment of $100,000 due
February 1, 2000. Secured by $100,000 in accounts receivable
Accounts receivable which originally secured this loan may have been paid off,
paid down, cancelled, renegotiated, or written off since the loan inception           100,000    100,000

Note with a Trust, dated March 1, 1997, 24% interest. Interest only payments of $2,000 per month for 36 months. Payment of $100,000 due
March 1, 2000. Secured by $100,000 in accounts receivable
Accounts receivable which originally secured this loan may have been paid off,
paid down, cancelled, renegotiated, or written off since the loan inception           100,000    100,000

Note with a Trust, dated April 1, 1997, 24% interest. Interest only payments of $2,000  per month for 36 months. Payment  of $100,000 due
April 1, 2000. Secured by $100,000 in accounts receivable
Accounts receivable which originally secured this loan may have been paid off,
paid down, cancelled, renegotiated, or written off since the loan inception           100,000    100,000

Note with two individuals dated May 15, 1998 with 24% interest. Interest only payments of $10,000 per month. Payment of $500,000 due May 15, 2001. Secured by $500,000 in accounts receivable and a personal guarantee by officers, directors, and major shareholders of the company. New accounts receivable must be substituted every 4 to 6 weeks as accounts receivable which originally secured the loan become paid off, paid down, canceled, renegotiated, or
written off                                                                           500,000       --

Note with a finance group, dated February 13, 1998, 30% interest. Interest only payments of $1,250 per month for 24 months. Payment of $50,000 due February 13, 2000.  Secured by personal guarantees of officer, director,
and major shareholder of the company                                                   50,000       --

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - LONG-TERM DEBT - CONTINUED
                                                                                            Dec. 31,     Dec. 31,
                                                                                             1998          1997
                                                                                             --------   --------

Note with a Trust dated April 10, 1997, 30% interest.  Interest only payments of
$2,500 per month for 36 months. Payment of $100,000 due
April 10, 2000. Secured by $100,000 in accounts receivable.
Accounts receivable which originally secured this loan may have been paid off,
paid down, cancelled, renegotiated, or written off since the loan inception.                $ 100,000    $ 100,000

Note with a Trust dated July 15, 1997, 18% interest. Interest only payments of $975 per month for 36 months. Payment of $65,000 due July 15, 2000.
Secured  by $65,000 in accounts receivable. Accounts receivable which originally secured this loan may have been paid off, paid down, renegotiated,
or written off since the loan inception.                                                       65,000       65,000

Note with a  Trust dated August 15, 1997, 18% interest. Interest only  payments of $1,350  per month for 36 months. Payment of $90,000 due
August 15, 2000. Secured by $90,000 in accounts  receivable.  Accounts receivable which originally secured this loan may have been paid off, paid down,
renegotiated, or written off  since the loan inception.                                        90,000       90,000

Note with Trust dated September 25, 1997, 18% interest. Interest only payments of $2,625 per month for 24 months. Payment of  $175,000 due
September 25, 1999. Secured by $175,000 in accounts receivable.
Accounts receivable which originally secured this loan may have
been paid off, paid down, renegotiated, or written off since the loan inception.              175,000      175,000

Note with Trust dated October 21, 1997, 18% interest. Interest only payments of $2,475 per month for 24 months. Payment of $165,000
due October 21, 1999. Secured by $165,000 in accounts receivable. Accounts receivable which originally secured this loan may have been paid off, paid down,
renegotiated, or written off since the loan inception.                                        165,000      165,000

Note with an individual dated February 26, 1997, 18% interest. Monthly principal and interest payments of $362 per month for 36 months with a maturity date of
February 26, 2000. Secured by $20,000 in accounts receivable and by personal guarantees of majority owners and members. Accounts receivable which originally secured this loan may have been paid off, paid down, renegotiated, or written off since the loan
inception. This note was paid in full prior to December 31, 1998.                                  --        7,736

Note with a Trust dated July 21, 1997, 24% interest. Interest only payments of $720 per month for 24 months. Payment of $36,000 due August 1, 1999. Secured by $36,000
in accounts receivable. Accounts receivable which secured this loan may have been paid off, paid down, renegotiated, or written off since the loan inception. This note
was paid in full prior to December 31, 1998.                                                       --       36,000

Note with a finance group , dated February 5, 1998, 30% interest. Interest only payments of $2,500 per month for 24 months. Payment  of $100,000 due February 5, 2000. Secured by personal guarantee of officer, director,
and major shareholder of the company.                                                         100,000           --

Note with a finance group, dated March 23, 1998, 30% interest. Interest only payments of
$3,750  per month for 24 months. Payment of $150,000 due March 23, 2000. Secured
by personal guarantee of officer, director, and major shareholder of the Company.             150,000           --

Note with a finance group, dated August 15, 1998, 18% interest. Interest plus principal payments of $1,188 per month for 67 months. Secured by various furniture items, artwork, and personal guarantee of officer, director, and major shareholder of the
Company.                                                                                       47,116           --


                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - LONG-TERM DEBT - CONTINUED
                                                                                           Dec. 31,         Dec. 31,
                                                                                             1998             1997
                                                                                           --------        --------

Note with a finance group, dated April 17, 1998, 30% interest. Interest only payments of $5,250 per month for 24 months. Payment of $210,000 due April 17,
2000. Secured by personal guarantee of officer, director, and major
shareholder of the company.                                                                 $ 210,000    $      --

Note with a finance group, dated August 15, 1997. No stated interest rate. Monthly principal and interest payments of $999 per month for 60 months. Secured by various furniture and computer equipment, and personal guarantee of officer, director, and major
shareholder of the Company. This note was paid in full prior to December 31, 1998.                 --       30,012

Note with a finance group, dated October 1, 1997. No stated interest rate. Monthly principal and interest payments of $1,987 per month for 60 months. Secured by various computer equipment, and personal guarantee of officer, director, and major
shareholder of the Company. This note was paid in full prior to December 31, 1998.                 --       77,979

Note with a finance group, dated May 8, 1998. 18% interest. Monthly principal and interest payments of $667 per month for 72 months. Secured by computer software,  and personal guarantee of officer, director and major
      shareholder of the Company                                                               26,793           --

Note with a finance group, dated May 26, 1998. 18% interest. Monthly principal and interest payments of $690 per month for 72 months. Secured by artwork,
and personal guarantee of officer, director, and major shareholder of the Company.             27,956           --

Note with a finance group dated May 1, 1998. 18% interest. Monthly principal and interest payments of $6,662 per month ($948 of which is applied to capital leases payable) for 72 months. Secured by various furniture, computer equipment, software, and artwork, and personal guarantee of officer, director,
and major shareholder of the company.                                                         240,596           --

Note with a finance group, dated July 15, 1998, 18% interest. Interest plus principal payments of $475 per month for 68 months. Secured by various furniture items and artwork and personal guarantee of officer, director, and major
shareholder of the company.                                                                    18,923           --
                                                                                           ----------   ----------
                                                                 TOTAL LONG TERM DEBT       2,801,384    1,581,727

                                                                 LESS CURRENT PORTION        (858,316)     (18,307)
                                                                                           ----------   ----------
                                                      LONG TERM DEBT NON CURRENT PORTION   $1,943,068   $1,563,420
                                                                                           ==========   ==========

Following are maturities of long-term debt for each of the five years ending December 31,
                                                    Amount
                       1999                       $ 862,144
                       2000                       1,177,742
                       2001                         562,514
                       2002                          75,109
                       2003                          90,247
                    Thereafter                       33,628
                                                 ----------
               Total long term debt              $2,801,384
                                                 ==========

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - LONG-TERM DEBT WITH RELATED PARTIES

         Pursuant to a private offering, the Company sold 375 units to related parties. Each unit consisted of a promissory note and 400 shares of the Company's Class A common stock. The promissory note has an interest of 16% and matures 1 year from the date of issuance. The holder has an option to extend the maturity date for an additional year. If the option is exercised, the Company is obligated to pay the holder interest of 18% for the two-year period. As of December 31, 1998, the Company's long term obligations with related parties are as follow:

           Promissory notes issued in conjunction with offering              $   375,000
           Less: Repayments during 1998                                          (35,000)

           Line  of  credit  with  an  employee's  parents,  with  10 1/2%
           interest, no specified due date - unsecured                            48,189
                                                                         ---------------

           Total                                                                 388,189

           Less: Current Portion                                               (203,100)

           Long-term debt to related parties                                 $   185,089
                                                                         ===============


         Subsequent to year-end, $202,500 of this debt was retired, the remaining balance accrues interest at 18%.

NOTE 19 - ASSETS USED AS COLLATERAL

         At  December  31,  1998,  1997  and  1996,  $379,545,  $68,375  and  $0
         respectively, of fixed assets not held under capital leases were collateral for debt. Substantially all of the Company's contracts receivable are used to secure borrowings.

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The book value of the Company's financial instruments approximates fair value. The estimated fair values of financial instruments have been determined using appropriate market information and valuation methodologies.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - COMMON STOCK TRANSACTIONS


         The Company purchased 800,000 shares of Class A common stock from an individual who is a former employee and founder at the founder's price of $80 that he originally paid for those shares. In conjunction with this purchase, the Company has granted him an option to acquire up to 800,000 Company shares of Class A Common Stock as follows:

              During 1999, The option may be exercised to acquire shares from the Company at a discount of 15% from the market trading price, if any.

              The Company has issued 49,500 shares of Class A common stock out of treasury stock as a bonus.

         The Company issued 384,000 shares of class A common stock as incentives for two officers. To comply with Topic 4 D of the Staff Accounting Bulletins issued by the Securities and Exchange Commission, the Company has recorded in selling, general, and administrative, an expense of $461,350 related to this stock issuance. 300,000 shares of the above came out of treasury shares.

         Existing shareholders are contributing up to 1,545,900 shares of their Class A common stock to the Company. These shares along with the 450,500 shares mentioned above will be sold by the Company in its initial public offering.

         The Company issued 375,940 shares of its Class A common stock in a private placement in exchange for $450,000 of existing corporate debt and cash.

         An officer has acquired the right to receive 100,000 shares of common class A stock at $5 each, with vesting at 25,000 -- shares per year at issue date.


NOTE 22 - COMMITMENTS


         The Company recorded approximately $500,000 for accrued loan fees, as interest related to the use of certain real property owned by a third party as collateral for the Company's borrowings. As of December 31, 1998 none of the fee had been paid.