Form 10QSB
period 1999-03-31
MURDOCK GROUP CAREER SATISFACTION CORP
filed 1999-05-20
CIK 1054512

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark one)  [X]  Quarterly  report under  section 13 or 15(d) of the  Securities
                 Exchange Act of 1934 For the quarterly period ended March 31, 1999

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

        5295 SOUTH COMMERCE DRIVE, SUITE 300, SALT LAKE CITY, UTAH 84107
                    (Address of principal executive offices)

                                 (801) 268-3232
                           (Issuer's telephone number)




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

As of April 1, 1999, the issuer had 8,727,141 outstanding shares of class A common voting shares and -0- outstanding shares of class B common non-voting shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                Table of Contents


                                     Part I

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets                                 3
         Condensed Consolidates Statement of Operations                        5
         Condensed Consolidated Statement of Cash Flow                         6
         Notes to Condensed Consolidated Financial Statements                  7
Item 2.  Management's Discussion and Analysis or Plan of Operation             9

                                     Part II

Item 1.  Legal Proceedings                                                    11
Item 2.  Changes in Securities and Use of Proceeds                            11
Item 3.  Defaults Upon Senior Securities                                      12
Item 4.  Submission of Matters to a Vote of Security Holders                  12
Item 5.  Other Information                                                    12
Item 6.  Exhibits and Reports on Form 8-K                                     12
Signatures                                                                    13

Part I. Item 1. Financial Statements


                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

--------------------------------------------------------------------------------

                                     ASSETS

                                                       March 31,    December 31,
                                                         1999           1998
                                                     -----------    -----------
CURRENT ASSETS:
Cash and cash equivalents                            $     7,954    $     4,289
Current portion of contracts receivable                  741,305        543,344
Deferred offering costs                                  217,516        153,659
Other current assets                                     255,736        110,933
                                                     -----------    -----------
Total current assets                                   1,222,511        812,225
                                                     -----------    -----------

PROPERTY AND EQUIPMENT:
Computer equipment                                       284,653        247,573
Equipment, furniture and fixtures                        186,279        162,014
Leasehold improvements                                    86,815         75,506
Capital leases for property and equipment                416,457        362,208
                                                     -----------    -----------
                                                         974,204        847,301
Less: accumulated depreciation and amortization         (208,365)      (161,545)
                                                     -----------    -----------
Net property, plant and equipment                        765,839        685,756
                                                     -----------    -----------

OTHER ASSETS:
Contracts receivable net of current portion              333,050        170,958
Deposits                                                 200,502        311,378
Other assets                                             199,994         79,637
                                                     -----------    -----------
Total other assets                                       733,546        561,973
                                                     -----------    -----------

TOTAL ASSETS                                         $ 2,721,896    $ 2,059,954
                                                     ===========    ===========


     The accompanying notes to condensed consolidated financial statements
      Are an integral part of these condensed consolidated balance sheets.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

-------------------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            March 31,      December 31,
                                                                              1999             1998
                                                                          ----------------------------
CURRENT LIABILITIES:
Accounts payable                                                          $    602,449    $    349,168
Accrued liabilities                                                            917,668       1,218,451
Short-term Debt                                                              4,948,957       3,466,700
Current portion of long-term debt                                            1,518,000         858,316
Debt with related parties                                                      841,653         845,389
Other current liabilities                                                      154,678         274,773
                                                                          ------------    ------------
Total current liabilities                                                    8,983,405       7,012,797
                                                                          ------------    ------------

LONG-TERM DEBT                                                               2,149,449       2,578,600

SHAREHOLDERS' EQUITY (DEFICIT):
Common Stock - Class A, no par value, 100,000,000 shares authorized,
   8,712,942, and 8,488,240 shares issued and outstanding, respectively      1,788,612         913,460
Common Stock - Class B, no par value, no share issued or outstanding              --              --
Treasury Stock - Class A Common; 2,000,000 shares held                             (45)            (45)
Accumulated deficit                                                        (10,199,525)     (8,444,858)
                                                                          ------------    ------------
Total Shareholders' equity (deficit)                                        (8,410,958)     (7,531,443)
                                                                          ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  2,721,896    $  2,059,954
                                                                          ============    ============


     The accompanying notes to condensed consolidated financial statements
      Are an integral part of these condensed consolidated balance sheets.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

--------------------------------------------------------------------------------

                                                    For the Three Months
                                                       Ended March 31,
                                                     1999           1998
                                                 -----------    -----------

SERVICE REVENUE, inclusive of interest charged   $   661,668    $   794,775
Less: Contract cancellations                          27,609        170,733
         Contract discounts                           25,239         98,455
                                                 -----------    -----------
      Net Service Revenues                           608,820        525,587

DIRECT COST OF SERVICES                              240,443        366,749
                                                 -----------    -----------

GROSS PROFIT                                         368,377        158,838
                                                 -----------    -----------

OPERATING EXPENSES:
  Selling, general and administrative              1,319,161        711,405
  New products research and development               72,001        214,074
  Depreciation and amortization                       48,874         21,753
                                                 -----------    -----------
      Total operating expenses                     1,440,036        947,232

LOSS FROM OPERATIONS                              (1,071,659)      (788,394)
                                                 -----------    -----------

OTHER INCOME (EXPENSE)
  Interest expense                                  (673,797)      (129,163)
  Write-off of non-trade receivables                 (65,546)          --
  Other income                                        56,335         39,579
                                                 -----------    -----------
      Total other, net                              (683,008)       (89,584)

NET LOSS                                          (1,754,667)      (877,978)

LOSS PER SHARE                                   $     (0.20)   $     (0.09)
                                                 ===========    ===========

WEIGHTED AVERAGE CLASS A SHARES                    8,600,591      9,967,000
                                                 ===========    ===========


     The accompanying notes to condensed consolidated financial statements
      Are an integral part of these condensed consolidated balance sheets.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                                   1999           1998
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                      (1,754,667)      (877,978)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                   48,874         21,753
  Change in operating assets and liabilities:
    Contracts receivable                                                          (360,053)       121,503
    Deferred offering costs                                                        (63,557)          --
    Deposits                                                                       110,878         22,985
    Other assets                                                                  (120,357)       108,600
    Accounts payable                                                               253,281        171,524
    Accrued liabilities                                                           (300,783)       306,087
    Other liabilities                                                             (120,095)      (744,314)
                                                                               -----------    -----------
      Net cash used in operating activities                                     (2,306,479)      (869,840)
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                               (126,902)       (34,541)
                                                                               -----------    -----------
      Net cash used in investing activities                                       (126,902)       (34,541)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                               5,230,658      1,489,927
Principle payments on debt                                                      (3,668,764)      (586,150)
Proceeds from sale of stock                                                        875,152           --
                                                                               -----------    -----------
      Net cash provided by financing activities                                  2,437,046        903,777

NET INCREASE (DECREASE) IN CASH                                                      3,665           (604)
                                                                               ===========    ===========

CASH - BEGINNING OF PERIOD                                                           4,289          1,604
                                                                               ===========    ===========

CASH - END OF PERIOD                                                           $     7,954    $     1,000
                                                                               ===========    ===========


     The accompanying notes to condensed consolidated financial statements
      Are an integral part of these condensed consolidated balance sheets.

                               THE MURDOCK GROUP

                        CAREER SATISFACTION CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Note 1 - Nature Of Operations

The accompanying condensed consolidated financial statements include the accounts of The Murdock Group Career Satisfaction Corporation (the "Company"). The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such rules and regulations.

The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly present the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


Note 2 - Nature Of Operations

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


Note 3 - Revenue Recognition

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

Previously, the Company sold services using various types of contracts. These contracts were One-Year Contracts, Flex Contracts, and Guarantee Contracts. At March 31, 1999, all revenue associated with these various types of contracts had been recognized.

Revenue is recognized completely in the month it is earned for those services requiring less than one month to complete. Cash discounts, cancellations, and write-offs are recognized based on certain criteria such as time since last payment made, cancellation requests negotiated and granted, and contract price reduction due to early cash payment.


Note 4 - Going Concern

The accompanying financial statements have been prepared based on continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception. In addition, the Company has used substantial amounts of working capital in its operations.

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

The Company intends to allocate administrative costs across multiple locations, thereby reducing the financial impact of the Company's investment to date in infrastructure items such as computer technology, human resources, accounting, and operations staff. Management also anticipates a reduction in cancellations, discounts, and write-offs with the new product.

To  summarize,  management's  plan for  overcoming  losses  includes  increasing
revenues  from  new  and  existing  offices,   reducing   expenses,   allocating
infrastructure investment across multiple existing and new office locations, reducing cancellations, discounts, and write-offs, and reducing interest expense.


Note 5 - Proposed Public Offering

The Company filed a registration statement for an initial public offering of its securities on October 6, 1998; it was declared effective by the Securities and Exchange Commission (SEC) on January 28, 1999.

The offering consisted of the intended sale of 2,500,000 shares of class A common stock at $5 per share, and $3,000,000 in 4-year term bonds. During the period between the declaration of effectiveness and May 9, 1999, the Company collected a total of $3,211,930 from sale of shares and $12,000 from the sale of bonds. These proceeds were used to retire debt.

Based on these results, the Company did not believe that it would be able to sell enough shares and bonds to pay off the majority of its debt or qualify its shares for listing on the Nasdaq SmallCap Market, two of the primary goals of the public offering. Consequently, the Company decided to terminate the offering and may offer recission to investors in the public offering. The SEC declared effective the Company's post-effective amendment no. 2 deregistering all unsold securities on May 10, 1999, and the Company contemporaneously terminated its offering in all states where it was registered.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

The Murdock Group Career Satisfaction Corporation is a career advancement and employment consulting company with offices in Salt Lake City, Utah, Seattle, Washington, and Portland, Oregon.

The Company targets its services to professionals and others with several years of experience who are seeking to clarify their career direction or their current job situation.

The Company's system utilizes job-search training workshops, consultants, and access to a comprehensive job-search resource center. It also provides full service hiring assistance to corporations, which includes training and outplacement.

The Company has incurred significant losses to date developing its proprietary job-search technology into a training system that can service a larger volume of customers than its original one-on-one coaching. The Company completed development of this system and believes that it now has a product that can be marketed profitably.

In September 1998, the Company opened its second branch office which is located in Seattle, Washington. This is the first location outside of headquarters in Salt Lake City, Utah. In February 1999, it opened its third branch office which is located in Portland, Oregon. The Company plans to open other branch offices in 1999. Additional branches will allow the Company to allocate administrative costs across multiple locations, thereby improving the utilization of its infrastructure.

With the completion of the new proprietary job-search technology training system the Company expects a reduction in client cancellations and discounts and improved collection of client receivables.

The Company filed a registration statement for an initial public offering of its securities on October 6, 1998; it was declared effective by the Securities and Exchange Commission (SEC) on January 28, 1999.

The offering consisted of the intended sale of 2,500,000 shares of class A common stock at $5 per share, and $3,000,000 in 4-year term bonds. During the period between the declaration of effectiveness and May 9, 1999, the Company collected a total of $3,211,930 from sale of shares and $12,000 from the sale of bonds. These proceeds were used to retire debt.

Based on these results, the Company did not believe that it would be able to sell enough shares and bonds to pay off the majority of its debt or qualify its shares for listing on the Nasdaq SmallCap Market, two of the primary goals of the public offering. Consequently, the Company decided to terminate the offering and may offer recission to investors in the public offering. The SEC declared effective the Company's post-effective amendment no. 2 deregistering all unsold securities on May 10, 1999, and the Company contemporaneously terminated its offering in all states where it was registered.


Results of Operations: March 31, 1999 compared to March 31, 1998

Net service revenues increased to $608,820 for the three month period ended March 31, 1999, compared to $525,587 for the corresponding period of the prior year. The increase in revenues was primarily a result of reduced cancellations and discounts. During the three months ended March 31, 1998 the Company sold services which guaranteed the client a job in an agreed amount of time. While these guarantee contracts were helpful to gross sales they had a negative impact on cancellations. More than fifty percent of these guarantee type contracts were cancelled during 1998. The Company's new proprietary job-search training system, introduced in 1998 has resulted in a significant reduction in cancellations and discounts.

Direct cost of services decreased to $240,443 for the three month period ended March 31, 1999, compared to $366,749 for the corresponding period of the prior fiscal year. Gross profit as a percentage of service revenues improved to 60.5% for the three month period ended March 31, 1999, compared to 30.2% for the corresponding period of the prior year. The improvement in gross profit as a percentage of sales was primarily a result of the delivery of the Company's new product which is delivered in a group setting as compared to the original one-on-one coaching.

General and administrative expenses, which include selling expense, increased to $1,319,161 for the three months ended March 31, 1999, compared to $711,405 for the corresponding period of the prior fiscal year. The increase in general and administrative expense relates to Company growth and branch expansion. Revenues in the new Seattle and Portland branches are not at full operating levels due to lack of name recognition in the new market place, new sales employees and other start up type issues. Operating expenses for the new branch are near the full operating levels because most branch expenses are fixed and not tied to sales levels.

New products research and development expenses decreased to $72,001 for the three months ended March 31, 1999, compared to $214,074 for the corresponding period of the prior year. The decrease in research and development for 1999, was a result of the Company completing its new job search system in 1998.

Interest expense increased to $673,797 for the three month period ended March 31, 1999, compared to $129,163 for the corresponding period of the prior year. The increase in interest expense was a result of higher outstanding debt balances and increased rates on moneys borrowed. See Liquidity and Capital resources.


Liquidity and Capital Resources

The Company has suffered recurring losses from operations since our inception in 1996, and as of March 31, 1999, had an accumulated deficit of $10,199,525. The accumulated deficit reflects losses associated with the development and startup of operations and significant costs for research and development for our propriety job-search technology and training system.

This technology will enable us to effectively service a large volume of customers in each office and provide a model to expand operations into other locations. We have also experienced losses from interest expense associated with the large amount of debt the Company carries with high interest rates.

At March 31, 1999, the Company had a working capital deficit of approximately $7,760,894. This working capital deficit is a result of funding operating losses primarily through short-term borrowings. The interest rates associated with these short-term borrowings are significantly higher than prime interest rates.

The Company filed a registration statement for an initial public offering of its securities on October 6, 1998; it was declared effective by the Securities and Exchange Commission (SEC) on January 28, 1999.

The offering consisted of the intended sale of 2,500,000 shares of class A common stock at $5 per share, and $3,000,000 in 4-year term bonds. During the period between the declaration of effectiveness and May 9, 1999, the Company a collected a total of $3,211,930 from sale of shares and $12,000 from the sale of bonds. These proceeds were used to retire debt.

Based on these results, the Company did not believe that it would be able to sell enough shares and bonds to pay off the majority of its debt or qualify its shares for listing on the Nasdaq SmallCap Market, two of the primary goals of the public offering. Consequently, the Company decided to terminate the offering and may offer recission to investors in the public offering. The SEC declared effective the Company's post-effective amendment no. 2 deregistering all unsold securities on May 10, 1999, and the Company contemporaneously terminated its offering in all states where it was registered.

As a result of the small amount of capital raised in the Company's initial public offering, the Company will be required to fund its cash needs from borrowings or other methods. There is no assurance that the Company will be able to borrow additional funds or secure the cash necessary to cover its needs.

As contained in the report of our Independent Auditor dated April 22, 1999, and filed with our Form 10-K for the year ended December 31, 1998 and 1997, there is substantial doubt of The Murdock Group's ability to continue as a going concern.

Although the Company is looking at various alternatives which, among other things, include restructuring the Company, obtaining new financing and looking for equity partners, there can be no assurance that the Company will be successful in such endeavors.


Inflation and year 2000 issues

Inflation has not had and is not expected to have a significant impact on our operations.

We have evaluated our information technology for Year 2000 issues and do not anticipate any material disruption in our operations.


"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties.

These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future.

Actual future performance and results could differ from those contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in this Form 10-QSB and elsewhere in the Company's filings with the Securities and Exchange Commission.


                                     Part II


Item 1. Legal Proceedings

As of the date of this report there is no material litigation pending or threatened against us.


Item 2. Changes in Securities and Use of Proceeds

The company sold no unregistered securities during the period covered by this report.

The Company filed a registration statement for an initial public offering of its securities on October 6, 1998; it was declared effective by the Securities and

Exchange Commission (SEC) on January 28, 1999. The offering consisted of the sale of 2,500,000 shares at $5 per share, and $3,000,000 in 4-year term, 15% bonds. In addition, four of the corporation's shareholders sought to sell 181,500 shares at $5 per share. No underwriter participated in the offering.

During the period between the declaration of effectiveness and May 9, 1999, the Company received from 44 investors a total of $3,211,930 from sale of shares and $12,000 from the sale of bonds. These proceeds were used to retire debt.

Based on these results, the Company did not believe that it would be able to sell enough shares and bonds to pay off the majority of its debt or qualify its shares for listing on the Nasdaq SmallCap Market, two of the primary goals of the public offering.

Consequently, the Company decided to terminate the offering and offer recission to investors in the public offering. The SEC declared effective the Company's post-effective amendment no. 2 deregistering all unsold securities on May 10, 1999, and the Company contemporaneously terminated its offering in all states where it was registered.



Item 3. Defaults Upon Senior Securities

There have been no defaults with respect to senior securities.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


Item 5. Other information

None.


Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Murdock Group Career Satisfaction Corporation

Dated this 20th day of May, 1999

/s/ KC Holmes
-----------------------------------------------
By  KC Holmes, CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated this 20th day of May, 1999


/s/ KC Holmes
-----------------------------------------------
By  KC Holmes, CEO

/s/ Heather Stone
-----------------------------------------------
By  Heather Stone, President

/s/ Brad Stewart
 -----------------------------------------------
By  Brad Stewart, CFO