Form 10QSB
period 1999-06-30
MURDOCK GROUP CAREER SATISFACTION CORP
filed 1999-08-20
CIK 1054512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark one) [X]  Quarterly  report  under  section 13 or 15(d) of the  Securities
                Exchange  Act of 1934 For the  quarterly  period  ended June 30,
                1999

           [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

                                    333-65319
                            (Commission file number)



                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                 (Name of small business issuer in its charter)

         UTAH                            736104               87-0562244
(State or other jurisdiction of    (Primary Standard    (IRS Employer Classifi-
incorporation or organization)    Industrial ID number)   cation Code Number)

        5295 SOUTH COMMERCE DRIVE, SUITE 300, SALT LAKE CITY, UTAH 84107
                    (Address of principal executive offices)

                                 (801) 268-3232
                           (Issuer's telephone number)




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

As of August 1, 1999, the issuer had 12,477,671 outstanding shares of class A common voting shares and -0- outstanding shares of class B common non-voting shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                Table of Contents


                                     Part I


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                               3

         Condensed Consolidates Statement of Operations                      5

         Condensed Consolidated Statement of Cash Flow                       6

         Notes to Condensed Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis or Plan of Operation           9


                                     Part II


Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities and Use of Proceeds                           13

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17

Part I. Item 1. Financial Statements

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

--------------------------------------------------------------------------------

                                     ASSETS

                                                     June 30,       December 31,
                                                       1999             1998
                                                   -----------      -----------
CURRENT ASSETS:
Cash and cash equivalents                          $    17,258      $     4,289
Current portion of contracts receivable                865,106          543,344
Deferred offering costs                                217,010          153,659
Other current assets                                   187,963          110,933
                                                   -----------      -----------
Total current assets                                 1,287,337          812,225
                                                   -----------      -----------

PROPERTY AND EQUIPMENT:
Computer equipment                                     270,439          247,573
Equipment, furniture and fixtures                      221,266          162,014
Leasehold improvements                                  83,296           75,506
Capital leases for property and equipment              406,315          362,208
                                                   -----------      -----------
                                                       981,316          847,301
Less: accumulated depreciation and amortization       (245,734)        (161,545)
                                                   -----------      -----------
Net property, plant and equipment                      735,582          685,756
                                                   -----------      -----------

OTHER ASSETS:
Contracts receivable net of current portion            576,737          170,958
Deposits                                               330,774          311,378
Other assets                                           169,509           79,637
                                                   -----------      -----------
Total other assets                                   1,077,020          561,973
                                                   -----------      -----------

TOTAL ASSETS                                       $ 3,099,939      $ 2,059,954
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

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                June 30,         December 31,
                                                                                  1999               1998
                                                                           -----------------   ----------------
CURRENT LIABILITIES:
Accounts payable                                                                  $ 868,753          $ 349,168
Accrued liabilities                                                                 717,678          1,218,451
Short-term Debt                                                                   5,619,573          3,466,700
Current portion of long-term debt                                                   930,800            858,316
Debt with related parties                                                           288,009            845,389
Other current liabilities                                                           231,400            274,773
                                                                           -----------------   ----------------
Total current liabilities                                                         8,656,213          7,012,797
                                                                           -----------------   ----------------

LONG-TERM DEBT                                                                    1,576,959          2,578,600

SHAREHOLDERS' EQUITY (DEFICIT):
Common Stock - Class A, no par value, 100,000,000 shares authorized,
  12,477,671, and 8,488,240 shares issued and outstanding, respectively           6,545,402            913,460
Common Stock - Class B, no par value, no share issued or outstanding                      -                  -
Treasury Stock - Class A Common; 2,000,000 shares held                                  (45)               (45)
Accumulated deficit                                                             (13,678,590)        (8,444,858)
                                                                           -----------------   ----------------
Total Shareholders' equity (deficit)                                             (7,133,233)        (7,531,443)
                                                                           -----------------   ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $3,099,939        $ 2,059,954
                                                                           =================   ================


      The accompanying notes to condensed consolidated financial statements Are an integral part of these condensed consolidated balance sheets.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------

                                                        For the Three Months              For the Six Months
                                                           Ended June 30,                    Ended June 30,
                                                       1999             1998             1999             1998
                                                   -----------      -----------      -----------      -----------
SERVICE REVENUE, inclusive of interest charged     $   824,427      $   856,670      $ 1,486,095      $ 1,651,445
Less: Contract cancellations                            45,442          120,728           73,051          291,461
         Contract discounts                             36,182           19,664           61,421          118,119
                                                   -----------      -----------      -----------      -----------
      Net Service Revenues                             742,803          716,278        1,351,623        1,241,865

DIRECT COST OF SERVICES                                265,561          371,822          506,004          738,571
                                                   -----------      -----------      -----------      -----------

GROSS PROFIT                                           477,242          344,456          845,619          503,294
                                                   -----------      -----------      -----------      -----------

OPERATING EXPENSES:
  Selling, general and administrative                2,191,615          433,539        3,510,776        1,144,944
  New products research and development                109,415          186,252          181,416          400,326
  Depreciation and amortization                         37,248           24,924           86,122           46,677
                                                   -----------      -----------      -----------      -----------
      Total operating expenses                       2,338,278          644,715        3,778,314        1,591,947

                                                   -----------      -----------      -----------      -----------
LOSS FROM OPERATIONS                                (1,861,036)        (300,259)      (2,932,695)      (1,088,653)
                                                   -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
  Interest expense                                  (1,629,938)        (243,295)      (2,303,735)        (372,458)
  Write-off of non-trade receivables                   (44,582)            --           (110,128)            --
  Other income                                          56,492           55,236          112,827           94,815
                                                   -----------      -----------      -----------      -----------
      Total other, net                              (1,618,028)        (188,059)      (2,301,036)        (277,643)

NET LOSS                                            (3,479,064)        (488,318)      (5,233,731)      (1,366,296)

LOSS PER SHARE                                     $     (0.38)     $     (0.05)     $     (0.61)     $     (0.14)
                                                   ===========      ===========      ===========      ===========

WEIGHTED AVERAGE CLASS A SHARES                      9,169,315        9,981,505        8,513,329        9,974,293
                                                   ===========      ===========      ===========      ===========


      The accompanying notes to condensed consolidated financial statements Are an integral part of these condensed consolidated balance sheets.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


-------------------------------------------------------------------------------------------------------------

                                                                                      For the six Months
                                                                                         Ended June 30,
                                                                                     1999             1998
                                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                        (5,233,731)      (1,366,297)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                     86,122           46,677
  Change in operating assets and liabilities:
    Contracts receivable                                                            (725,059)        (285,879)
    Deferred offering costs                                                          (63,351)            --
    Deposits                                                                          19,396           29,825
    Other assets                                                                    (166,902)         104,200
    Accounts payable                                                                 519,586           86,156
    Accrued liabilities                                                             (500,773)         549,704
    Other liabilities                                                                (33,370)        (732,156)
                                                                                 -----------      -----------
      Net cash used in operating activities                                       (6,098,082)      (1,567,770)
                                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                 (143,854)        (196,241)
                                                                                 -----------      -----------
      Net cash used in investing activities                                         (143,854)        (196,241)
                                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                                12,023,643        3,729,927
Principle payments on debt                                                       (11,400,680)      (1,968,322)
Proceeds from sale of stock                                                        5,631,942            2,110
                                                                                 -----------      -----------
      Net cash provided by financing activities                                    6,254,905        1,763,715

NET INCREASE (DECREASE) IN CASH                                                       12,969             (296)
                                                                                 ===========      ===========

CASH - BEGINNING OF PERIOD                                                             4,289            1,604
                                                                                 ===========      ===========

CASH - END OF PERIOD                                                                  17,258            1,312
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

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Nature Of Operations

The accompanying condensed consolidated financial statements include the accounts of The Murdock Group Career Satisfaction Corporation (the "Company"), which have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such rules and regulations.

The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly present the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998, and its Form 10-Q for the period ended March 31, 1999.

Note 2 - Operations

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

Envision Career Services L.L.C., DBA The Murdock Group ("Envision"), owned a majority share of the corporation prior to the business combination with the Company on May 31, 1998, and Envision's dissolution. Envision originally conducted the business activities explained above which now continue in the surviving corporate entity.

On June 1, 1999, the Company authorized (i) the creation of a Delaware subsidiary called myjobsearch.com (the "Subsidiary") capitalized at 100,000,000 shares, of which 80,000,000 are common shares and 20,000,000 are preferred shares, (ii) the transfer to the Subsidiary all the Company's developmental materials for and interest in the web site myjobsearch.com in exchange for 20,000,000 common shares of the Subsidiary.

The Subsidiary elected Company officers KC Holmes, Heather Stone, and Lance Heaton to serve on the Subsidiary's initial board of directors and serve as initial officers of the Subsidiary.

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

Previously, the Company sold services using various types of contracts. These contracts were One-Year Contracts, Flex Contracts, and Guarantee Contracts. At June 30, 1999, all revenue associated with these various types of contracts had been recognized.

Revenue is recognized completely in the month it is earned for those services requiring less than one month to complete. Cash discounts, cancellations, and write-offs are recognized based on certain criteria such as time since last payment made, cancellation requests negotiated and granted, and contract price reduction due to early cash payment.

Note 4 - Going Concern

The accompanying financial statements have been prepared based on continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception, and has used substantial amounts of working capital in its operations.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

Management believes that a major portion of losses to date were incurred while developing the Company's proprietary job-search technology into a training system that services a larger volume of customers.

The Company has completed development of the training system and believes that it now has a product that can operate profitably. In September 1998, the Company opened an office in Seattle, and in February 1999, an office in Portland. These offices were closed on June 16, 1999, to (i) improve the registrant's cash position by eliminating branches which consistently produced negative cash flow, and (ii) facilitate reworking of the branch operating model to increase cash flow by developing alternatives to the 2-year client notes currently accepted for product sales.

The Company believes it can eventually allocate administrative costs across multiple locations, thereby reducing the financial impact of the Company's investment to date in infrastructure items such as computer technology, human resources, accounting, and operations staff. Management also anticipates a reduction in cancellations, discounts, and write-offs with the new product.

In summary, management's plan for overcoming losses includes increasing revenues from new offices, reducing expenses, allocating infrastructure investment across multiple new office locations, reducing cancellations, discounts, and write-offs, reducing interest expense, and possible dividends from the Subsidiary.

Note 5 - Public Offering

The Company filed a registration statement for an initial public offering of its securities on October 6, 1998; it was declared effective by the Securities and Exchange Commission (SEC) on January 28, 1999.

The offering consisted of the intended sale of 2,500,000 shares of class A common stock at $5 per share, and $3,000,000 in 4-year bonds. During the period between the declaration of effectiveness and May 9, 1999, the Company received $3,211,930 from sale of shares and $12,000 from the sale of bonds. These proceeds were used to retire debt.

Based on these sales results, the Company did not believe that it would be able to sell enough shares and bonds to pay off the majority of its debt or qualify its shares for listing on the Nasdaq SmallCap Market, two of the primary goals of the public offering. Consequently, the Company decided to terminate the offering and offer recission to investors in the public offering. On May 10, 1999, the SEC declared effective the Company's post-effective amendment no. 2 deregistering all unsold securities, and the Company contemporaneously terminated its offering in all states where it was registered.


Item 2. Management's Discussion and Analysis or Plan of Operation

General

The Murdock Group Career Satisfaction Corporation is a career advancement and employment consulting company located in Salt Lake City, Utah. The Company targets its services to professionals and others with several years of experience who are seeking to clarify their career direction or their current job situation.

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

In September 1998, the Company opened its second branch office in Seattle, Washington. In February 1999, it opened a third branch office in Portland, Oregon. These offices were closed on June 16, 1999, to (i) improve the registrant's cash position by eliminating branches which consistently produced negative cash flow, and (ii) facilitate reworking of the branch operating model to increase cash flow by developing alternatives to the 2-year client notes currently accepted for product sales.

The Company plans to refine its operating model and open additional branches in the future. Additional profitable branches will allow the Company to allocate administrative costs across multiple locations, thereby improving the utilization of its infrastructure.

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

The offering consisted of the intended sale of 2,500,000 shares of class A common stock at $5 per share, and $3,000,000 in 4-year bonds. During the period between the declaration of effectiveness and May 9, 1999, the Company collected a total of $3,211,930 from sale of shares and $12,000 from the sale of bonds. These proceeds were used to retire debt.

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

Results of Operations: Three months ended June 30, 1999 compared to three months ended June 30, 1998.

Net service revenues increased to $742,803 for the three month period ended June 30, 1999, compared to $716,278 for the corresponding period of the prior year. The increase in revenues was primarily a result of reduced cancellations.

During the six months between October 1, 1997, and March 31, 1998, the Company sold a service which guaranteed the client a job in an agreed amount of time. While these guarantee contracts were helpful to gross sales they had a negative impact on cancellations. More than fifty percent of these guarantee type contracts were cancelled during 1998. The Company's new proprietary job-search training system, introduced in 1998 has resulted in a significant reduction in cancellations.

Direct cost of services decreased to $265,561 for the three month period ended June 30, 1999, compared to $371,822 for the corresponding period of the prior fiscal year. Gross profit as a percentage of service revenues improved to 64% for the three month period ended June 30, 1999, compared to 48% for the corresponding period of the prior year. The improvement in gross profit as a percentage of sales was primarily a result of the delivery of the Company's new product which is delivered in a group setting as compared to the original one-on-one coaching.

General and administrative expenses, which include selling expense, increased to $2,338,278 for the three months ended June 30, 1999, compared to $644,715 for the corresponding period of the prior fiscal year. The increase in general and administrative expense relates to Company growth and branch expansion. Revenues in the new Seattle and Portland branches were not at full operating levels due to lack of name recognition in the new market place, new sales employees, and other start up type issues. Operating expenses for the new branches were near the full operating levels because most branch expenses are fixed and not tied to sales levels.

New products research and development expenses decreased to $109,415 for the three months ended June 30, 1999, compared to $186,252 for the corresponding period of the prior year. The decrease in research and development for 1999, was a result of the Company completing its new job search system in 1998.

Interest expense increased to $1,629,938 for the three month period ended June 30, 1999, compared to $243,295 for the corresponding period of the prior year. The increase in interest expense was a result of higher outstanding debt balances and increased rates on moneys borrowed. See Liquidity and Capital resources.

Results of Operations: Six months ended June 30, 1999 compared to six months ended June 30, 1998.

Net service revenues increased to $1,351,623 for the six month period ended June 30, 1999, compared to $1,241,865 for the corresponding period of the prior year. The increase in revenues was primarily a result of reduced cancellations and discounts. During the six months between October 1, 1997, and March 31, 1998, the Company sold services which guaranteed the client a job in an agreed amount of time. While these guarantee contracts were helpful to gross sales they had a negative impact on cancellations. More than fifty percent of these guarantee type contracts were cancelled during 1998. The Company's new proprietary job-search training system, introduced in 1998 has resulted in a significant reduction in cancellations and discounts.

Direct cost of services decreased to $506,004 for the six month period ended June 30, 1999, compared to $738,571 for the corresponding period of the prior fiscal year. Gross profit as a percentage of service revenues improved to 63% for the six month period ended June 30, 1999, compared to 41% for the corresponding period of the prior year. The improvement in gross profit as a percentage of sales was primarily a result of the delivery of the Company's new product which is delivered in a group setting as compared to the original one-on-one coaching.

General and administrative expenses, which include selling expense, increased to $3,778,314 for the six months ended June 30, 1999, compared to $1,591,947 for the corresponding period of the prior fiscal year. The increase in general and administrative expense relates to Company growth and branch expansion. Revenues in the new Seattle and Portland branches were not at full operating levels due to lack of name recognition in the new market place, new sales employees and other start up type issues. Operating expenses for the new branch are near the full operating levels because most branch expenses are fixed and not tied to sales levels.

New products research and development expenses decreased to $181,416 for the six months ended June 30, 1999, compared to $400,326 for the corresponding period of the prior year. The decrease in research and development for 1999, was a result of the Company completing its new job search system in 1998.

Interest expense increased to $2,303,735 for the six month period ended June 30, 1999, compared to $372,458 for the corresponding period of the prior year. The increase in interest expense was a result of higher outstanding debt balances and increased rates on moneys borrowed. See Liquidity and Capital resources.


Liquidity and Capital Resources

The Company has suffered recurring losses from operations since its inception in 1996, and as of June 30, 1999, had an accumulated deficit of $13,678,590. The accumulated deficit reflects losses associated with the development and startup of operations and significant costs for research and development for the Company's propriety job-search technology and training system.

Once the branch model is perfected, this technology should enable the Company to effectively service a large volume of customers in each office and provide a model to expand operations into other locations. We have also experienced losses from interest expense associated with the large amount of debt the Company carries with high interest rates.

At June 30, 1999, the Company had a working capital deficit of approximately $7,133,233. This working capital deficit is a result of funding operating losses primarily through short-term borrowings. The interest rates associated with these short-term borrowings are significantly higher than prime interest rates.

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

As contained in the report of our Independent Auditor dated April 22, 1999, and filed with the Company's Form 10-K for the year ended December 31, 1998 and 1997, there is substantial doubt of The Murdock Group's ability to continue as a going concern.

Although the Company is looking at various alternatives which, among other things, include restructuring the Company, obtaining new financing and looking for equity partners, there can be no assurance that the Company will be successful in such endeavors.

Inflation and year 2000 issues

Inflation has not had and is not expected to have a significant impact on our operations.

The Company has evaluated its information technology for Year 2000 issues and does not anticipate any material disruption in its operations.

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

                                     Part II


Item 1. Legal Proceedings

As of the date of this report there is no material litigation pending or threatened against the Company.


Item 2. Changes in Securities and Use of Proceeds

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

The following table describes the issuance of unregistered equity securities during the period covered by this report:

Issued To        Date      No. Shares      Securities Act Exemption Relied Upon

Jaci Cummings    5/24/99   10,000          These  shares  were issued to a trust
                                           as inducement to make a $345,000 loan
                           Grant in        to the  registrant.  The lender was a
                           connection      sophisticated   business  person  and
                           with loan       sophisticated  investor who was given
                                           the  opportunity to meet with all the
                                           registrants  officers and examine all
                                           books and records,  including audited
                                           financial statements.  The registrant
                                           believes this is a transaction exempt
                                           from registration  under Section 4(2)
                                           of  the  Act.  No   underwriter   was
                                           involved in this  transaction  and no
                                           sales   commissions  were  paid.  The
                                           lender had access to  information  on
                                           the  company  necessary  to  make  an
                                           informed investment decision.

Icelander Family 6/1/99    64,000          These  shares  were issued to a trust
Trust                      Grant in        as inducement to make a $110,000 loan
                           connection      to the  registrant.  The lender was a
                           with loan       sophisticated   business  person  and
                                           sophisticated  investor who was given
                                           the  opportunity to meet with all the
                                           registrants  officers and examine all
                                           books and records,  including audited
                                           financial statements.  The registrant
                                           believes this is a transaction exempt
                                           from registration  under Section 4(2)
                                           of  the  Act.  No   underwriter   was
                                           involved in this  transaction  and no
                                           sales   commissions  were  paid.  The
                                           lender had access to  information  on
                                           the  company  necessary  to  make  an
                                           informed investment decision.

Chris Kenney     6/21/99   50,000          The granted shares were issued to the
                           Employee        named Company  officer as a grant for
                           grant           outstanding      performance.      No
                                           consideration was paid.

Christopher      6/21/99   20,000          The granted shares were issued to the
Leonard                    Employee        named Company  officer as a grant for
                           grant           outstanding      performance.      No
                                           consideration was paid.

ISI, LLC         6/21/99   226,000         These   shares   were  issued  as  an
                           Grant in        inducement  to the  named  lender  to
                           connection      make   a   $250,000   loan   to   the
                           with loan       registrant.    The   lender   was   a
                                           sophisticated   business  person  and
                                           sophisticated  investor who was given
                                           the  opportunity to meet with all the
                                           registrants  officers and examine all
                                           books and records,  including audited
                                           financial statements.  The registrant
                                           believes this is a transaction exempt
                                           from registration  under Section 4(2)
                                           of  the  Act.  No   underwriter   was
                                           involved in this  transaction  and no
                                           sales   commissions  were  paid.  The
                                           lender had access to  information  on
                                           the  company  necessary  to  make  an
                                           informed investment decision.

Buckeneer        6/21/99   1,000,000       These  shares were issued in exchange
Family Trust               Issued in       for cancellation of a Company note in
                           exchange for    the amount of $1,000,000.  The lender
                           cancellation    was a  sophisticated  business person
                           of Company      and  sophisticated  investor  who was
                           note            given  the  opportunity  to meet with
                                           all  the  registrants   officers  and
                                           examine   all  books   and   records,
                                           including      audited      financial
                                           statements.  The registrant  believes
                                           this  is a  transaction  exempt  from
                                           registration  under  Section  4(2) of
                                           the Act. No underwriter  was involved
                                           in  this  transaction  and  no  sales
                                           commissions were paid. The lender had
                                           access to  information on the company
                                           necessary   to   make   an   informed
                                           investment decision.

Bill Hansen      6/21/99   35,000          These  shares were issued in exchange
                           Issued in       for    general    public    relations
                           exchange for    services.   The   consultant   is   a
                           consulting      sophisticated   business  person  and
                           services        sophisticated  investor who was given
                                           the  opportunity to meet with all the
                                           registrants  officers and examine all
                                           books and records,  including audited
                                           financial statements.  The registrant
                                           believes this is a transaction exempt
                                           from registration  under Section 4(2)
                                           of  the  Act.  No   underwriter   was
                                           involved in this  transaction  and no
                                           sales   commissions  were  paid.  The
                                           consultant  had access to information
                                           on the company  necessary  to make an
                                           informed investment decision.

Reta Fawson      6/21/99   131,319         These  shares were issued in exchange
                           Issued in       for cancellation of a Company note in
                           exchange for    the amount of $150,000  plus  accrued
                           cancellation    interest.    The    lender    was   a
                           of Company      sophisticated   business  person  and
                           note            sophisticated  investor who was given
                                           the  opportunity to meet with all the
                                           registrants  officers and examine all
                                           books and records,  including audited
                                           financial statements.  The registrant
                                           believes this is a transaction exempt
                                           from registration  under Section 4(2)
                                           of  the  Act.  No   underwriter   was
                                           involved in this  transaction  and no
                                           sales   commissions  were  paid.  The
                                           lender had access to  information  on
                                           the  company  necessary  to  make  an
                                           informed investment decision.

Lance Heaton     6/21/99   500,000         The granted shares were issued to the
                           Employee        named Company  officer as a grant for
                           grant           outstanding      performance.      No
                                           consideration was paid.

Steve Heaton     6/21/99   50,000          These  shares  were issued to a trust
                           Grant in        as inducement to make a $150,000 loan
                           connection      to the  registrant.  The lender was a
                           with  loan      sophisticated   business  person  and
                                           sophisticated  investor who was given
                                           the  opportunity to meet with all the
                                           registrants  officers and examine all
                                           books and records,  including audited
                                           financial statements.  The registrant
                                           believes this is a transaction exempt
                                           from registration  under Section 4(2)
                                           of  the  Act.  No   underwriter   was
                                           involved in this  transaction  and no
                                           sales   commissions  were  paid.  The
                                           lender had access to  information  on
                                           the  company  necessary  to  make  an
                                           informed investment decision.

Ohare Clebar     6/21/99   130,512         These  shares were issued in exchange
Jenson                     Issued in       for cancellation of a Company note in
                           exchange for    the amount of $150,000  plus  accrued
                           cancellation    interest.    The    lender    was   a
                           of Company      sophisticated   business  person  and
                           note            sophisticated  investor who was given
                                           the  opportunity to meet with all the
                                           registrants  officers and examine all
                                           books and records,  including audited
                                           financial statements.  The registrant
                                           believes this is a transaction exempt
                                           from registration  under Section 4(2)
                                           of  the  Act.  No   underwriter   was
                                           involved in this  transaction  and no
                                           sales   commissions  were  paid.  The
                                           lender had access to  information  on
                                           the  company  necessary  to  make  an
                                           informed investment decision.

Canary Trust     6/21/99   48,000          These  shares were issued in exchange
                           Issued in       for cancellation of a Company note in
                           exchange for    the amount of $60,000. The lender was
                           cancellation    a  sophisticated  business person and
                           of Company      sophisticated  investor who was given
                           note            the  opportunity to meet with all the
                                           registrants  officers and examine all
                                           books and records,  including audited
                                           financial statements.  The registrant
                                           believes this is a transaction exempt
                                           from registration  under Section 4(2)
                                           of  the  Act.  No   underwriter   was
                                           involved in this  transaction  and no
                                           sales   commissions  were  paid.  The
                                           lender had access to  information  on
                                           the  company  necessary  to  make  an
                                           informed investment decision.

SK               6/21/99   40,000          These  shares were issued in exchange
Management                 Issued in       for cancellation of a Company note in
                           exchange for    the amount of $50,000. The lender was
                           cancellation    a  sophisticated  business person and
                           of Company      sophisticated  investor who was given
                           note            the  opportunity to meet with all the
                                           registrants  officers and examine all
                                           books and records,  including audited
                                           financial statements.  The registrant
                                           believes this is a transaction exempt
                                           from registration  under Section 4(2)
                                           of  the  Act.  No   underwriter   was
                                           involved in this  transaction  and no
                                           sales   commissions  were  paid.  The
                                           lender had access to  information  on
                                           the  company  necessary  to  make  an
                                           informed investment decision.

Paul Family      6/21/99   217,600         These  shares were issued in exchange
Trust                      Issued in       for cancellation of a Company note in
                           exchange for    the  amount of  $272,000.  The lender
                           cancellation    was a  sophisticated  business person
                           of Company      and  sophisticated  investor  who was
                           note            given  the  opportunity  to meet with
                                           all  the  registrants   officers  and
                                           examine   all  books   and   records,
                                           including      audited      financial
                                           statements.  The registrant  believes
                                           this  is a  transaction  exempt  from
                                           registration  under  Section  4(2) of
                                           the Act. No underwriter  was involved
                                           in  this  transaction  and  no  sales
                                           commissions were paid. The lender had
                                           access to  information on the company
                                           necessary   to   make   an   informed
                                           investment decision.

International    6/21/99   80,000          These  shares were issued in exchange
Asset                      Issued in       for cancellation of a Company note in
Management                 exchange for    the  amount of  $100,000.  The lender
                            cancellation   was a  sophisticated  business person
                           of Company      and  sophisticated  investor  who was
                           note            given  the  opportunity  to meet with
                                           all  the  registrants   officers  and
                                           examine   all  books   and   records,
                                           including      audited      financial
                                           statements.  The registrant  believes
                                           this  is a  transaction  exempt  from
                                           registration  under  Section  4(2) of
                                           the Act. No underwriter  was involved
                                           in  this  transaction  and  no  sales
                                           commissions were paid. The lender had
                                           access to  information on the company
                                           necessary   to   make   an   informed
                                           investment decision.

David Myers and  6/21/99   320,000         These  shares were issued in exchange
Perry Frandsen             Issued in       for cancellation of a Company note in
                           exchange for    the amount of  $400,000.  The lenders
                           cancellation    were  sophisticated  business  people
                           of Company      and sophisticated  investors who were
                           note            given  the  opportunity  to meet with
                                           all  the  registrants   officers  and
                                           examine   all  books   and   records,
                                           including      audited      financial
                                           statements.  The registrant  believes
                                           this  is a  transaction  exempt  from
                                           registration  under  Section  4(2) of
                                           the Act. No underwriter  was involved
                                           in  this  transaction  and  no  sales
                                           commissions  were paid.  The  lenders
                                           had  access  to  information  on  the
                                           company necessary to make an informed
                                           investment decision.

Pete Chandler    6/21/99   2,000           These  shares  were  issued   general
                           Issued in       public  relations  in  services.  The
                           exchange for    consultant    is   a    sophisticated
                           consulting      business   person  and  exchange  for
                           services        sophisticated  investor who was given
                                           the  opportunity to meet with all the
                                           registrants  officers and examine all
                                           books and records,  including audited
                                           financial statements.  The registrant
                                           believes this is a transaction exempt
                                           from registration  under Section 4(2)
                                           of  the  Act.  No   underwriter   was
                                           involved in this  transaction  and no
                                           sales   commissions  were  paid.  The
                                           consultant  had access to information
                                           on the company  necessary  to make an
                                           informed investment decision.

S & L Family     6/21/99   100,000         These   shares   were  issued  as  an
Trust                      Grant  in       inducement  to the  named  lender  to
                           connection      make  a   $1,416,324   loan   to  the
                           with loan       registrant.    The   lender   was   a
                                           sophisticated   business  person  and
                                           sophisticated  investor who was given
                                           the  opportunity to meet with all the
                                           registrants  officers and examine all
                                           books and records,  including audited
                                           financial statements.  The registrant
                                           believes this is a transaction exempt
                                           from registration  under Section 4(2)
                                           of  the  Act.  No   underwriter   was
                                           involved in this  transaction  and no
                                           sales   commissions  were  paid.  The
                                           lender had access to  information  on
                                           the  company  necessary  to  make  an
                                           informed investment decision.

British          6/21/99   50,000          These  shares were issued in exchange
Telecommunica-             Issued in       for cancellation of a Company note in
tions Ltd.                 exchange for    the amount of $50,000. The lender was
                           cancellation    a  sophisticated  business person and
                           of Company      sophisticated  investor who was given
                           note            the  opportunity to meet with all the
                                           registrants  officers and examine all
                                           books and records,  including audited
                                           financial statements.  The registrant
                                           believes this is a transaction exempt
                                           from registration  under Section 4(2)
                                           of  the  Act.  No   underwriter   was
                                           involved in this  transaction  and no
                                           sales   commissions  were  paid.  The
                                           lender had access to  information  on
                                           the  company  necessary  to  make  an
                                           informed investment decision.

Item 3. Defaults Upon Senior Securities

There have been no defaults with respect to senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. Other information

None.

Item 6. Exhibits and Reports on Form 8-K

The registrant filed a report on Form 8-K on June 22, 1999, to report that the registrant closed its branch offices in Seattle, Washington and Portland, Oregon on June 16, 1999. This action was taken to (i) improve the registrant's cash position by eliminating branches which consistently produced negative cash flow, and (ii) facilitate reworking of the branch operating model to increase cash flow by developing alternatives to the 2-year client notes currently accepted for product sales.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Murdock Group Career Satisfaction Corporation
Dated this 20th day of August, 1999

/s/
   -----------------------------------------------
By KC Holmes, CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated this 20th day of August, 1999

/s/
   -----------------------------------------------
By KC Holmes, CEO

/s/
   -----------------------------------------------
By Heather Stone, President

/s/
   -----------------------------------------------
By Lawrence Solomon, Controller