Form 10QSB
period 1999-09-30
MURDOCK GROUP CAREER SATISFACTION CORP
filed 1999-10-20
CIK 1054512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark one) [X] Quarterly  report  under  section  13 or 15(d) of the  Securities
               Exchange Act of 1934 For the quarterly period ended September 30, 1999

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




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

As of October 1, 1999, the issuer had 16,424,553 outstanding shares of class A common voting shares and -0- outstanding shares of class B common non-voting shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                Table of Contents


                                     Part I

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                             3

         Condensed Consolidated Statement of Operations                    5

         Condensed Consolidated Statement of Cash Flow                     6

         Notes to Condensed Consolidated Financial Statements              7

Item 2.  Management's Discussion and Analysis or Plan of Operation         9

                                     Part II

Item 1.  Legal Proceedings                                                13

Item 2.  Changes in Securities and Use of Proceeds                        13

Item 3.  Defaults Upon Senior Securities                                  14

Item 4.  Submission of Matters to a Vote of Security Holders              14

Item 5.  Other Information                                                14

Item 6.  Exhibits and Reports on Form 8-K                                 14

Signatures                                                                15

                                    Part I.

Item 1.  Financial Statements

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

----------------------------------------------------------------------------------

                                     ASSETS

                                                    September 30,     December 31,
                                                        1999               1998
                                                    ------------------------------
CURRENT ASSETS:
Cash and cash equivalents                           $        405      $      4,289
Current portion of contracts receivable                  834,435           543,344
Deferred offering costs                                     --             153,659
Other current assets                                     653,433           110,933
                                                    ------------      ------------
Total current assets                                   1,488,273           812,225
                                                    ------------      ------------

PROPERTY AND EQUIPMENT:
Computer equipment                                       293,797           247,573
Equipment, furniture and fixtures                        221,266           162,014
Leasehold improvements                                    75,861            75,506
Capital leases for property and equipment                410,814           362,208
                                                    ------------      ------------
                                                       1,001,738           847,301
Less: accumulated depreciation and amortization         (298,072)         (161,545)
                                                    ------------      ------------
Net property, plant and equipment                        703,666           685,756
                                                    ------------      ------------

OTHER ASSETS:
Contracts receivable net of current portion              556,290           170,958
Deposits                                                 352,639           311,378
Other assets                                           8,787,458            79,637
                                                    ------------      ------------
Total other assets                                     9,696,387           561,973
                                                    ------------      ------------

TOTAL ASSETS                                        $ 11,888,326      $  2,059,954
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

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            September 30,     December 31,
                                                                                1999             1998
                                                                           ------------------------------
CURRENT LIABILITIES:
Accounts payable                                                           $    535,249      $    349,168
Accrued liabilities                                                             531,469         1,218,451
Short-term Debt                                                               9,851,240         3,466,700
Current portion of long-term debt                                             1,356,216           858,316
Debt with related parties                                                       132,095           845,389
Other current liabilities                                                       168,035           274,773
                                                                           ------------      ------------
Total current liabilities                                                    12,574,304         7,012,797
                                                                           ------------      ------------

LONG-TERM DEBT                                                                1,863,914         2,578,600

SHAREHOLDERS' EQUITY (DEFICIT):
Common Stock - Class A, no par value, 100,000,000 shares authorized,
 16,424,553, and 8,488,240 shares issued and outstanding, respectively       13,177,001           913,460
Common Stock - Class B, no par value, no share issued or outstanding               --                --
Treasury Stock - Class A Common; 2,000,000 shares held                              (45)              (45)
Accumulated deficit                                                         (15,726,848)       (8,444,858)
                                                                           ------------      ------------
Total Shareholders' equity (deficit)                                         (2,549,892)       (7,531,443)
                                                                           ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 11,888,326      $  2,059,954
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

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------

                                                        For the Three Months                For the Nine Months
                                                         Ended September 30,                 Ended September 30,
                                                       1999              1998              1999              1998
                                                   ------------------------------      ------------------------------
SERVICE REVENUE, inclusive of interest charged     $    398,826      $    696,975      $  1,884,921      $  2,348,420
Less: Contract cancellations                             23,492           354,581            96,543           646,042
         Contract discounts                              23,491           155,951            84,912           274,070
                                                   ------------      ------------      ------------      ------------
      Net Service Revenues                              351,843           186,443         1,703,466         1,428,308

DIRECT COST OF SERVICES                                 100,126           715,515           591,068         1,454,086
                                                   ------------      ------------      ------------      ------------

GROSS PROFIT                                            251,717          (529,072)        1,112,398           (25,778)
                                                   ------------      ------------      ------------      ------------

OPERATING EXPENSES:
  Selling, general and administrative                 1,005,284           796,536         4,516,060         1,941,480
  New products research and development                 424,359           318,375           605,775           718,701
  Depreciation and amortization                          56,336            29,397           157,521            76,074
                                                   ------------      ------------      ------------      ------------
      Total operating expenses                        1,485,979         1,144,308         5,279,356         2,736,255

                                                   ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                                 (1,234,262)       (1,673,380)       (4,166,958)       (2,762,033)
                                                   ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
  Interest expense                                   (1,070,269)         (330,406)       (3,374,004)         (702,864)
  Write-off of non-trade receivables                       --            (419,348)         (110,128)         (419,348)
  Other income                                          256,273             7,324           369,100           102,139
                                                   ------------      ------------      ------------      ------------
      Total other, net                                 (813,996)         (742,430)       (3,115,032)       (1,020,073)

NET LOSS                                             (2,048,258)       (2,415,810)       (7,281,990)       (3,782,106)

LOSS PER SHARE                                     $      (0.13)     $      (0.24)     $      (0.66)     $      (0.41)
                                                   ============      ============      ============      ============

WEIGHTED AVERAGE CLASS A SHARES                      15,245,233         9,981,505        11,017,873         9,184,370
                                                   ============      ============      ============      ============


      The accompanying notes to condensed consolidated financial statements Are an integral part of these condensed consolidated balance sheets.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

-----------------------------------------------------------------------------------

                                                          For the nine Months
                                                           Ended September 30,
                                                        1999              1998
                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                            (7,281,990)       (3,782,106)
  Adjustments to reconcile net loss to
    net cash used in operating activities
 Nonmonetary stock transactions                          798,000           521,785
    Depreciation and amortization                        157,521            93,376
  Change in operating assets and liabilities:
    Contracts receivable                                (676,422)            5,432
    Deferred offering costs                              153,659           (94,658)
    Deposits                                             (41,261)         (209,052)
    Other assets                                        (649,124)         (481,672)
    Accounts payable                                     186,081            93,362
    Accrued liabilities                                 (686,982)           70,506
    Other liabilities                                   (106,738)         (497,140)
                                                    ------------      ------------
      Net cash used in operating activities           (8,147,256)       (4,280,167)
                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                     (154,439)         (344,000)
      Net cash used in investing activities             (154,439)         (344,000)
                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                    16,823,178         8,025,978
Principle payments on debt                           (11,368,718)       (3,732,447)
Proceeds from sale of stock                            2,830,382           340,000
                                                    ------------      ------------
      Net cash provided by financing activities        8,284,842         4,633,531

NET INCREASE (DECREASE) IN CASH                          (16,853)            9,364
                                                    ============      ============

CASH - BEGINNING OF PERIOD                                17,258             1,604
                                                    ============      ============

CASH - END OF PERIOD                                $        405      $     10,968
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

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Nature Of Operations

The accompanying condensed consolidated financial statements include the accounts of The Murdock Group Career Satisfaction Corporation and its subsidiary, myjobsearch.com (the "Company"), which have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such rules and regulations.

The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly present the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

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

On June 1, 1999, the Company authorized (i) the creation of a Delaware subsidiary called myjobsearch.com ("MJS"), (ii) the transfer to MJS all the Company's developmental materials for and interest in the web site myjobsearch.com in exchange for 20,000,000 common shares of MJS.

MJS elected Company officers KC Holmes, Heather Stone, and Lance Heaton to serve on MJS's initial board of directors and serve as initial officers.

MJS issued 13,624,485 shares to the shareholders of the Company on the basis of one MJS share for each Company share held. The shares were sold at par value, $.001 per share, raising $13,624 in an offering made under Rule 505 of Regulation D adopted pursuant to the Securities Act of 1933. This offering closed on June 30, 1999.

On July 30, the Subsidiary made an offering at $.15 per share under Rule 505, raising a total of $379,050 from 9 purchasers of 2,527,000 shares. This offering closed on July 31, 1999.

MJS is currently in development and to date has not recognized any revenue.

During 1999 the Company established a real-estate division whereby the Company has acquired a significant amount of land. The Company has hired a real-estate professional to manage the division. See Liquidity and Capital Resources.

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

Previously, the Company sold services using various types of contracts. These contracts were One-Year Contracts, Flex Contracts, and Guarantee Contracts. At September 30, 1999, all revenue associated with these various types of contracts had been recognized.

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

Management believes that a major portion of losses to date were incurred while developing the Company's proprietary job-search technology into a training system that services a larger volume of customers. In addition the Company has incurred significant interest costs associated with funding the operating losses.

The Company has completed development of the training system and believes that it now has a product that can operate profitably on a branch level. In September 1998, the Company opened an office in Seattle, and in February 1999, an office in Portland. These offices were closed on June 16, 1999, to (i) improve the registrant's cash position by eliminating branches which consistently produced negative cash flow, and (ii) facilitate reworking of the branch operating model to increase cash flow by developing alternatives to the 2-year client notes currently accepted for product sales.

The Company believes it can eventually allocate administrative costs across multiple locations, thereby reducing the financial impact of the Company's investment to date in infrastructure items such as computer technology, human resources, accounting, and operations staff. Management also anticipates a reduction in cancellations, discounts, and write-offs with the new product.

In summary, management's plan for overcoming losses includes increasing revenues from new offices, reducing expenses, allocating infrastructure investment across multiple new office locations, reducing cancellations, discounts, and write-offs, reducing interest expense, and possible proceeds from its investment in or dividends from MJS.

Note 5 - Public Offering

The Company filed a registration statement for an initial public offering of its securities on October 6, 1998; the offering was declared effective by the Securities and Exchange Commission (SEC) on January 28, 1999.

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

On September 7, 1999, the Company completed a recission offer to all purchasers of its shares and bonds in the public offering. This offering was made under Rule 505 of Regulation D adopted pursuant to the Securities Act of 1933. Subscribers received a return of their cash contribution plus interest at 9% from their date their subscription agreements were accepted.

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

In September 1998, the Company opened its second branch office in Seattle, Washington. In February 1999, it opened a third branch office in Portland, Oregon. These offices were closed on June 16, 1999, to (i) improve the Company's cash position by eliminating branches which consistently produced negative cash flow, and (ii) facilitate reworking of the branch operating model to increase cash flow by developing alternatives to the 2-year client notes currently accepted for product sales.

The Company plans to refine its operating model and open additional branches in the future. Additional profitable branches will allow the Company to allocate administrative costs across multiple locations, thereby improving the utilization of its infrastructure.

With the completion of the new proprietary job-search technology training system the Company has experienced a reduction in client cancellations and discounts and improved collection of client receivables.

MJS owns and operates an Internet site that aggregates much of the job-search information on the Internet into one location for the job seeker. MJS also provides tools for the job seeker to enhance the job search process. MJS has links to over 3 million jobs, Fortune 500 HR departments, most newspaper classified ads for employment in the country, over 2 thousand recruiters and thousands of other interviewing, resume and networking resources.

Results of Operations: Three months ended September 30, 1999 compared to three months ended September 30, 1998.

Net service revenues increased to $351,843 for the three-month period ended September 30, 1999, compared to $186,443 for the corresponding period of the prior year. The increase in net service revenues was primarily a result of reduction in the rate of cancellations and a reduction in the amount of discounts given to customers. Service revenues decreased to $398,826 for the three-month period ended September 30, 1999, compared to $696,975 for the corresponding period of the prior year. The decrease in service revenue was primarily a result of the type of contract sold. These contracts do not provide guarantees for the customer and as a result make the service more difficult to sell. Also, the Company requires clients to attend certain career training workshops before the client's contract is accepted. This has resulted in reductions in both service revenues and cancellations. The Company has also tightened its credit policy with a focus on selling to those customers with the ability to pay for the service.

Direct cost of services decreased to $100,126 for the three-month period ended September 30, 1999, compared to $715,515 for the corresponding period of the prior fiscal year. The decrease in direct cost of services is a result of lower sales and improved delivery of the company's product using a group setting as compared to one-on-one coaching. The Company has also focused on costs associated with the delivery of the product to the client and reduced such costs where possible. Gross profit as a percentage of net service revenues improved to 72% for the three-month period ended September 30, 1999, compared to a negative 284% for the corresponding period of the prior year. The improvement in gross profit as a percentage of sales was primarily a result of the delivery of the Company's new product in a group setting and the target reduction of expenses where possible.

General and administrative expenses, which include selling expense, increased to $1,005,284 for the three-month period ended September 30, 1999, compared to $796,536 for the corresponding period of the prior fiscal year. The increase in general and administrative expense is a direct result of a one-time write-off of deferred offering costs of approximately $200,000 associated with the Company's initial public offering for the three-month period ended September 30, 1999, which were not incurred during the corresponding period of the prior year. In addition the Company incurred approximately $90,000 in expenses associated with the closing of the Seattle and Portland branches.

New products research and development expenses increased to $424,359 for the three-month period ended September 30, 1999, compared to $318,375 for the corresponding period of the prior year. The increase in research and development for 1999, was a direct result of the Company engaging in the start-up of its subsidiary, myjobsearch.com. All of the new product research and development expenses for the three-month period ended September 30, 1999 were related to the start-up of MJS.

Interest expense increased to $1,070,269 for the three-month period ended September 30, 1999, compared to $330,406 for the corresponding period of the prior year. The increase in interest expense was a result of higher outstanding debt balances, increased rates on funds borrowed and certain costs incurred with obtaining financing. See Liquidity and Capital resources.

Results of Operations: Nine months ended September 30, 1999 compared to nine months ended September 30, 1998.

Net service revenues increased to $1,703,466 for the nine-month period ended September 30, 1999, compared to $1,428,308 for the corresponding period of the prior year. The increase in net service revenues was primarily a result of an improvement in the rate of cancellations and a reduction in the amount of discounts given to customers. Service revenue decreased to $1,884,921 for the nine month period ended September 30, 1999, compared to the $2,348,420 for the corresponding period of the prior year. The decrease in service revenue was primarily a result of the type of contract sold. These contracts do not provide guarantees for the customer and as a result make the service more difficult to sell. Also, the Company requires clients to attend certain career training workshops before the client's contract is accepted. This has resulted in reductions in both service revenues and cancellations. The Company has also tightened its credit policy with a focus on selling to those customers with the ability to pay for the service.

Direct cost of services decreased to $591,068 for the nine-month period ended September 30, 1999, compared to $1,454,086 for the corresponding period of the prior year. The decrease in direct cost of services is a result of lower sales and improved delivery of the Company's product using a group setting as compared to one-on-one coaching. The Company has also focused on costs associated with the delivery of the product to the client and reduced such costs where possible. Gross profit as a percentage of net service revenues improved to 65% for the nine-month period ended September 30, 1999, compared to a negative 2% for the corresponding period of the prior year. The improvement in gross profit as a percentage of sales was primarily a result of the delivery of the Company's new product in a group setting and the target reduction of expenses where possible.

General and administrative expenses, which include selling expense, increased to $4,516,060 for the nine- month period ended September 30, 1999, compared to $1,941,480 for the corresponding period of the prior year. The increase in general and administrative expense is a result of costs of approximately $1,200,000 associated with the opening and subsequent closing of the Seattle and Portland branch offices during the nine-month period ended September 30, 1999. The Company also recorded expenses related to the issuance of stock to key employees of approximately $800,000 for the nine-month period ended September 30, 1999 and recorded a one-time write-off of deferred offering costs of approximately $200,000 associated with the Company's initial public offering.

New products research and development expenses decreased to $605,775 for the nine-month period ended September 30, 1999, compared to $718,701 for the corresponding period of the prior year. The decrease in research and development for 1999, was a result of the Company completing its new job search system. The Company incurred approximately $425,000 in product research and development related to MJS during the nine-month period ended September 30, 1999. There were no research and development expenses for MJS during the corresponding period ended September 30, 1998.

Interest expense increased to $3,374,004 for the nine-month period ended September 30, 1999, compared to $702,864 for the corresponding period of the prior year. The increase in interest expense was a result of higher outstanding debt balances, increased rates on funds borrowed and certain costs associated with obtaining financing. See Liquidity and Capital resources.

Liquidity and Capital Resources

The Company has suffered recurring losses from operations since its inception in 1996, and as of September 30, 1999, had an accumulated deficit of $15,726,848. The accumulated deficit reflects losses associated with the development and startup of operations and significant costs for research and development for the Company's propriety job-search technology and training system and costs associated with the startup of the Company's subsidiary, myjobsearch.com.

Once the branch model is perfected, this technology should enable the Company to effectively service a large volume of customers in each office and provide a model to expand operations into other locations. We have also experienced losses from interest expense associated with the large amount of debt the Company has incurred which carry high interest rates.

During the nine-month period ended September 30, 1999, the Company has acquired several parcels of land primarily with its common stock. Several parcels have also required cash down payments of approximately 20% and the assumption of debt. As of September 30, 1999 the Company has acquired land valued at approximately $8.6 million. To purchase this land the company has incurred new debt in the amount of approximately $1.5 million in either cash down payments or debt assumptions and issued stock of the Company valued at approximately $7.1 million. The acquired land will be used as collateral to secure new favorable debt to replace the Company's short-term, high interest rate debt.

At September 30, 1999, the Company had a working capital deficit of approximately $11,086,031. This working capital deficit is a result of funding operating losses primarily through short-term borrowings. The interest rates associated with these short-term borrowings are significantly higher than prime interest rates. The Company feels that with its recent land acquisitions, it can significantly reduce the short term, high interest rate debt with more favorable lower interest rate debt. Some of the land may also be sold to reduce the Company's total debt and fund future operations.

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

The following table describes the issuance of unregistered equity securities during the period covered by this report:

Issued To            Date    No. Shares     Securities Act Exemption Relied Upon

Hauns Jacobsen     2 Aug 99     220,000     These shares were issued in exchange
                                            for an 86 acre parcel of raw land in
                             Issued in      Payson,    Utah,   which   will   be
                             exchange for partially developed and sold by the real property registrant. The recipient is a
                                            sophisticated     businessman    and
                                            investor    who   was    given   the
                                            opportunity   to   meet   with   all
                                            registrant's  officers  and  examine
                                            all  books  and  records,  including
                                            financial statements. The registrant
                                            believes   this  is  a   transaction
                                            exempt   from   registration   under
                                            Section   4(2)   of  the   Act.   No
                                            underwriter  was  involved  in  this
                                            transaction and no sales commissions
                                            were paid.  The recipient had access
                                            to   information   on  the   company
                                            necessary   to  make   an   informed
                                            investment decision.

Howe Family Trust  3 Aug 99   2,686,668     These shares were issued in exchange
                                            for an  several  parcels  of land in
                             Issued in the State of Utah; a 1 acre parcel exchange for on which stands a 27,000 square foot real property commercial building; a 270 acre parcel of raw  ground  in  Eastland,
                                            and  a 70  parcel  of  raw  land  in
                                            Bluff.   These  properties  will  be
                                            partially  developed and sold by the
                                            registrant. The trustee of the trust
                                            is a  sophisticated  businessman and
                                            accredited  investor  (as defined in
                                            Rule 501(a) of Regulation D) who was
                                            given the  opportunity  to meet with
                                            all   registrant's    officers   and
                                            examine   all  books  and   records,
                                            including financial statements.  The
                                            registrant   believes   this   is  a
                                            transaction exempt from registration
                                            under  Section  4(2) of the Act.  No
                                            underwriter  was  involved  in  this
                                            transaction and no sales commissions
                                            were paid.  The recipient had access
                                            to   information   on  the   company
                                            necessary   to  make   an   informed
                                            investment decision.

Brad Bylund        24 Aug 99    293,400     These shares were issued in exchange
                                            for an 40 acre parcel of raw land in
                             Issued in      Genola,    Utah,   which   will   be
                             exchange for partially developed and sold by the real property registrant. The recipient is a sophisticated  businessman  who  was
                                            given the  opportunity  to meet with
                                            all   registrant's    officers   and
                                            examine   all  books  and   records,
                                            including financial statements.  The
                                            registrant   believes   this   is  a
                                            transaction exempt from registration
                                            under  Section  4(2) of the Act.  No
                                            underwriter  was  involved  in  this
                                            transaction and no sales commissions
                                            were   paid   in   connection   with
                                            transfer  of the  securities,  but a
                                            listing  broker's  commission was in
                                            cash by the recipient. The recipient
                                            had  access  to  information  on the
                                            company   necessary   to   make   an
                                            informed investment decision

Item 3.  Defaults Upon Senior Securities

There have been no defaults with respect to senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. Other information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.


                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Murdock Group Career Satisfaction Corporation

Dated this 19th day of October, 1999

/s/
----------------------------------------------
By KC Holmes, CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Dated this 19th day of October, 1999

/s/
----------------------------------------------
By KC Holmes, CEO, Director

/s/
----------------------------------------------
By Heather Stone, President, Director

/s/
----------------------------------------------
By Lawrence Solomon, Controller