Form 10KSB
period 1999-12-31
MURDOCK GROUP CAREER SATISFACTION CORP
filed 2000-05-16
CIK 1054512

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

           (Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ]       Transition report under section 13 or 15(d) of the Securities Exchange
          Act of 1934  for the  transition  period  from          to           .
                                                        ----------  -----------

Commission file no. 0-29705


                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION

                 (Name of small business issuer in its charter)


          Utah                                       87-0562244
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


5295 South Commerce Drive, Suite 475, Salt Lake City, Utah              84107
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number (801) 268-3232

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Class A Common Voting Shares

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the fiscal year ending December 31, 1999 were $2,351,312. As of April 1, 2000, the common stock of the Company had not traded and there was no established market price for the Company's common stock. The Company's common stock was approved for inclusion in the Nasdaq OTC Electronic Bulletin Board on April 10, 2000 and limited trading has been reported since that date.

As of April 1, 2000, the Company had 19,031,322 shares of Class A Common Stock outstanding.

    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                Table of Contents

                                     PART I

                                                                           Page

Item 1.         Description of Business                                      3
Item 2.         Description of Property                                      7
Item 3.         Legal Proceedings                                            9
Item 4.         Submission of Matters to a Vote of Security Holders          9

                                     PART II

Item 5.         Market for Common Equity and Related Stockholder Matters     9
Item 6.         Management's Discussion and Analysis or Plan of Operation   11
Item 7.         Financial Statements                                        14
Item 8.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                         14


                                    PART III

Item 9.         Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange
                Act                                                         15
Item 10.        Executive Compensation                                      16
Item 11.        Security Ownership of Certain Beneficial Owners
                and Management                                              17
Item 12.        Certain Relationships and Related Transactions              18
Item 13.        Exhibits and Reports on Form 8-K                            20
Signatures                                                                  21

                                     Part I

Item 1.   Description of Business

         The Murdock Group Career Satisfaction Corporation (the "Company" or "TMG") is a Utah corporation organized November 5, 1997 to acquire and continue development and operation of a business providing career training and improvement services under a system originally developed by Denis Murdock (the "System"). In 1983, Denis Murdock formed a sole proprietorship called "The Murdock Group" in Virginia to provide job search assistance to senior executives. Mr. Murdock moved the business to Salt Lake City, Utah in 1987.

         The assets of this business, including all intellectual property rights, were purchased from Mr. Murdock and The Murdock Group in June 1996 by Envision Career Services, L.L.C., a Utah limited liability company controlled by KC Holmes and Heather Stone. Envision conducted its operations under the name "The Murdock Group." On May 31, 1998, the Company purchased 100% of the membership interests of Envision in exchange for 8,205,800 shares of voting common stock. Envision was then dissolved.

         On June 22, 1999, the Company formed a subsidiary to provide job search and career-based content to businesses and individuals over the Internet. The Company owned approximately 55% of the outstanding stock of this entity, myjobsearch.com, inc., as of December 31, 1999. In September 1999, the Company formed a real estate division to buy and sell undeveloped real property. Since that time, the Company's business has been divided into three principal divisions: Career Development, Real Estate and Internet-based Career Services.

Career Development Division

         The Company's Career Development Division markets and services the TMG Job Search System. This System sells for approximately $3,500 and can be financed over 2 years. The System is sold as a package and consists of full-service job search, career advancement and motivational training taught in small groups. The package also includes access to a fully staffed resource center containing job leads, computer workstations, publications, and other job search tools.

         The TMG Job Search System includes the following features:

          o 30 days of access to Career Insight Sessions, which enable clients to learn and practice key aspects of the system including networking, interviewing, and negotiating.

          o 4 months of access to an extensive Resource Center, which includes on-call specialists to assist clients with job search advice, job postings, contact databases, business databases, training center, job search publications, a computer center for on-line research, database access, and job search document creation, and a phone/fax center.

          o 4 months of access to coaching from job search professionals who provide personalized attention to each client's specific needs.

         Direct Products. The Career Development Division also develops and distributes direct products. The first such product, the CareerIdeal "counselor in a box," was released in 1999 and contains four audiotapes and two workbooks designed for people looking for their ideal job. The CareerIdeal program contains a variety of tests, exercises, and assessments designed to help users understand their career options and plan specific, tangible career change. This product is marketed directly by the Company and through the Nightengale-Conant Catalog.

         Corporate Services. The Company offers full and partial outplacement services to businesses that lay off employees and wish to help those former employees find new jobs as quickly as possible. Outplaced employees receive selected training and resources from the TMG Job Search System. These training services are priced based upon the number of employees serviced and the type of training services to be performed.

         Events. The Company develops and markets career fairs. The first fair was held in March 2000 and was co-sponsored by KSL AM, a Salt Lake City CBS radio affiliate. That fair attracted 37 exhibitors and approximately 1050 attendees. The Company plans to develop similar events in major US cities.

Marketing

         The Company believes that the desire of individuals to seek satisfaction in their employment has created a significant market for the types of products and services offered by the Company. The Company also believes that the market for career-related services will continue to grow as job insecurity and changes in the employment market compel individuals to take control of their own careers.

         Target Customers. The target customers (clients) for Career Development products are individual employees working for themselves or others, preparing to work, or searching for work. The typical client works full time and has some college or professional training. Usually, clients have at least 5 years of experience in the work force and are not top executives in an organization.

         Advertising. The Company seeks to attract clients through a variety of advertising methods, including the following:

               o Direct mail. To date the Company has experimented with direct mail for the Career Development products in the Salt Lake City area.

               o Internet.  The Company's web site,  www.themurdockgroup.com  is
               used    to    advertise     its     products    and     services.

               o Radio. 60-second radio spots to advertise the Company's services air during drive time and sporting events.

               o Newspaper. The Company advertises weekly in the classified sections of local newspapers.

               o Referrals from Satisfied Job Seekers. Current clients and satisfied customers are one of the best referral sources.

Competition

         In the Company's view, the job acquisition industry is large and fragmented with some competitors successful only in certain niches, and with no competitor dominating the industry. Many competitors have products and services that they market as being similar to those of the Company, but we believe that our clients quickly distinguish the difference between the Company's products and services and those of its competitors.

         The Company's competitors are primarily privately owned companies. Some of these competitors have greater financial, marketing, distribution, technical and other resources than those available to the Company. The two major competitors for career consulting services are well established nationally. Both of these companies were founded by career industry experts who are still active in the business. These companies are:

               o Bernard Haldane, founded in 1945 after World War II to assist returning veterans in the job market and servicing primarily executives who earn over $100,000 per year, for a fee of up to 8% of the executive's salary (generally more than twice the fee charged by the Company); and

               o Cornell Business Associates, founded in the 1980's and also primarily servicing executives for an 8% fee, with sales offices around the country and a training facility in California.

         In addition to these main competitors, Robert Half offers staffing, permanent placement, recruiting, and consulting services; Right Management Consulting is involved in career development, management and consulting; and Provant provides training, career development, and product sales.

         The principal competitive factors in obtaining customers appear to be strong sales and marketing, life-changing and unique principles, competitive pricing, and good customer service. The Company believes it maintains a strong emphasis on these factors, which will be an important competitive advantage for the Company.

Employees

         As of May 1, 2000, the Company had 35 full time employees. Its employees are not represented by a labor union and are not subject to any collective bargaining arrangement. The Company has never experienced a work stoppage and believes that its relations with its employees are good. Corporate, administrative and management services involves 11 of these full time employees.

Intellectual Property and Proprietary Rights

         The Company relies on copyright and trademark laws and contractual provisions to protect its proprietary rights. The Company has applied for trademark registration for the marks "The Murdock Group" and "The Murdock Group Career Satisfaction Corporation," and copyright protection for "The Jobseekers Bible" and the Career Insight Sessions course materials. The Company anticipates that it will continue to evaluate the registration of additional service marks and trademarks, as appropriate.

         Litigation may be necessary to protect these proprietary rights. Litigation, if it should become necessary, may be time-consuming and costly. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its services or to obtain and use information that the Company regards as proprietary. In addition, there are few barriers to entry into the market for the Company's services. It is possible that one or more of the Company's competitors, many with greater financial and other resources than the Company, will independently develop technologies that are substantially equivalent or superior to those of the Company.

Research and Development Expense

         The Company expended $883,967 in 1998 and no funds in 1999 to finance research and development, and to field-test multiple products, with the goal of developing a sales and delivery system that can be duplicated on a national level.

Real Estate Division

         In September 1999, the Company created a real estate division to acquire, hold and sell real estate. This division has been organized on an experimental basis; if this venture succeeds, the Company may organize a subsidiary to continue these operations. The vice president of the Real Estate Division is a licensed real estate broker.

         As of December 31, 1999, the Company had acquired a total of 2,425 acres of real property for consideration valued at $11,067,850. The purchase price for these properties was paid in cash, stock and assumption of debt or a combination of one or more of these. The Company may continue to purchase raw land with development potential or commercial real estate. Shortly after acquiring these properties, the Company pledged them as collateral for loans totaling approximately $8,528,795. The proceeds of these loans were used as working capital. See "Description of Property" in Item 2.

Myjobsearch.com, inc.

         On June 22, 1999, the Company formed myjobsearch.com, inc., a Delaware corporation ("MJS"), as a subsidiary to provide an Internet-based career management resource to distribute and maintain online career contents for businesses and individuals. At the time of its formation, the Company licensed to MJS the non-exclusive right to online use of the career insight sessions comprising the System. In addition, since inception of MJS, the Company had loaned MJS approximately $616,559 as of December 31, 1999. By April 1, 2000, the amounts advanced to MJS totaled approximately $1,800,000.

         On April 10, 2000, the Board of Directors of the Company authorized the conversion of this sum into 720,000 shares of MJS Series A Convertible Preferred Stock as part of a $6 million private placement. Gross proceeds to MJS in that offering as of the date of this report were approximately $6 million (including the conversion of amounts owed to the Company).

         In June 1999, MJS sold approximately 30% (approximately 1,372,449 shares) of its outstanding common stock to the Company's shareholders at a price of $.01 per share. Each shareholder of the Company purchased one share of MJS common stock for each share of the Company's common stock the shareholder owned. In July and August 1999, MJS obtained initial financing by selling approximately 7% (252,700 shares) of its common stock to nine investors for $1.50 per share, for gross proceeds to MJS of $379,050.

         The Company continues to own approximately 55% (2,000,000 shares) of the outstanding common stock and approximately 33% of the outstanding preferred stock of MJS. In addition, the executive officers and directors of the Company, as a group, are the beneficial owners of approximately 19% of the outstanding common stock of MJS.

         On April 10, 2000, MJS effected a reverse split of its common stock, reducing the number of issued and outstanding shares of common stock by a factor of 1 for 10. Except as otherwise noted, all information in this report concerning MJS reflects this one-for-ten reverse split.

MJS Business Approach

         MJS's website, located at www.myjobsearch.com, has compiled online resources designed to empower jobseekers to find jobs they want or advance within their current employment. It aggregates contacts, community and coaching, and includes over 170,000 links to online job boards, recruiters, Fortune 500 companies, classified ads and other employment-related content.

         In addition to maintaining this website for use by individual job seekers, MJS syndicates this environment to online communities, career service providers, content providers and educational and government entities looking to add value to their own websites. Representative customers include newspapers, colleges and universities, community and government placement and counseling centers. Proceeds from the sale of MJS convertible preferred stock will be used to increase marketing and sales efforts of the content and related services.

         MJS operates in the career services industry, which encompasses multiple aspects of the job search, career placement and career counseling and consulting markets. MJS estimates that the overall career services industry, including classified advertising, executive recruitment and staffing services, is greater than $80 billion annually in the U.S.

         MJS plans to use its website and the Company's experience in the job search and career services industry to become a significant online resource for the job seeker. To accomplish this objective, MJS has developed a strategy with the following main elements:

o Build the premier online job search environment tailored to the needs of the individual job seeker; o Build a network of website partners who license and use this environment and its content; o Build and develop the MJS brands; and o Become the online job seeker's career agent by providing key products and services needed in the job search process.

         MJS generates revenues through licensing fees from website partners who want to improve career resource content on their websites. MJS charges its partners initial setup fees and continued monthly maintenance fees in exchange for site content. MJS intends to sell sponsorship and banner advertising on its website and on the websites of its partners, where the revenues will be shared with those partners. MJS also expects to generate revenues through the sale of services and products targeted to the job seeker. Examples of such services and products include coaching and consulting services, instructional videos, tapes and books, computer programs and a broad range of additional useful products.

MJS Management and Employees

         The MJS management team includes KC Holmes and Heather Stone, who also serve as executive officers and directors of the Company.

         As of April 15, 2000, MJS employed 35 people. These employees are not represented by a labor union and are not subject to any collective bargaining arrangement. MJS has never experienced a work stoppage and believes that it has good relations with its employees.

Item 2. Description of Property

Office Space Leases

         The Company's corporate offices and operations are housed in class A office space. The Company believes that a professional appearance is important when providing services to professionals. The headquarters and Salt Lake City Career Development and Real Estate Divisions offices are located at 5295 So. Commerce Drive, Suite 475, Salt Lake City, Utah 84107. The telephone number is
(801) 268-3232. These offices occupy 9,245 square feet, for a rent payment of $15,816 per month. The lease term expires on April 30, 2003. Lease payments gradually increase each year of the lease term and the monthly payment for the final year is $18,490. The Real Estate Division occupies approximately 1,000 square feet of this space.

         During 1999 the Company opened offices in Seattle, Washington, and Portland, Oregon. These offices have since been closed to improve the Company's cash position, eliminate non-performing branches and facilitate reworking of the branch operating model to increase cash flow by developing alternatives to the 2-year client financing currently offered to clients. Cancellation of the Seattle lease resulted in the forfeiture of a $150,000 lease deposit. Cancellation of the Portland lease resulted in a charge of $103,807. As of the date of this report, both leases have been satisfied.

Investments in Real Property

         The Company owns the following real property:

               1. 71.32 acres in Bluff, Utah, for which the Company is seeking re-zoning for home and RV lot development. This property was acquired for 1,293,334 shares of common stock and assumption of $60,000 in debt. The Company has pledged this property as collateral for two loans totaling $2,822,613, as follows: (i) principal of $1,116,324 at 24% interest per annum, payable to a private family trust and (ii) principal of $1,646,289 at 25% interest per year, payable to a private investment group with no stated due date. The assumed debt consists of $60,000 at 3% over prime, payable to a bank in monthly installments of principal and interest.

               2. 280 acres in Eastland, Utah, for which the Company is now developing plans. This property was acquired from a private family trust for 346,667 shares of common stock and $480,000 on contract with the seller. The Company has pledged this property as collateral for a loan with principal of $475,000 at 18% interest per annum, payable to an unrelated party with a due date in May 2000. The contract loan of $480,000 is interest free, with payments of principal at $20,000 per month until paid.

               3. .62 acres in Blanding, Utah, including a 4,774 square foot office building that is leased back by the seller, who also has an option to buy it back at a future date. This property was acquired from the same private family trust that sold the Company parcels 1 and
          2. The purchase price was paid with 546,667 shares of common stock and assumption of $30,000 in debt, which has been paid. This property is currently leased to a retail pottery shop for $1,000 per month. The Company has pledged this property as collateral for a $338,875 loan from a private company. This loan bears interest of 18% and is due in May 2000.

               4. 86 acres in West Mountain, Utah, which is listed for sale with a real estate broker. This property is located in an area zoned for 5-acre lots minimum and has access from the main highway. This property was acquired from an unrelated third party for $80,000 cash, 220,000 shares of common stock and $96,000 payable on a contract with the seller. This property is encumbered by a pledge as collateral for a loan in principal amount of $310,000 at 30% interest per year payable to a private company and is due in September 2002. The contract with the seller requires repayment of principal of $96,000 at 8% interest payable to the seller in August 2001.

               5. 37.5 acres in Genola, Utah, for which the Company is currently developing plans. This property was acquired from an unrelated third party for $48,900 cash and 293,400 shares of common stock. This property has been pledged as collateral for an unrelated party in principal amount of $313,000. This loan bears 18% interest and is due in June 2000.

               6. 33.5 acres in Payson, Utah, now zoned commercial (22.5 acres) and industrial (11.1 acres), which is currently listed for sale through a real estate broker. This property was acquired from an unrelated third party for $268,000 cash and 714,667 shares of common stock. The property has been pledged as collateral for two loans totaling $1,265,000, as follows: (i) $756,000 at 13.5% interest payable to a private lender and due in November 2001; and (ii) $509,000 at 18% interest to an unrelated party and due on May 10, 2000. The Company intends to renegotiate or refinance this loan.

               7. 20 acres in Elk Ridge, Utah. This is residential property located in a prestigious area of south Utah County, and has been listed for sale to a developer. This property was acquired from an unrelated third party for 266,667 shares of common stock and $200,000 payable on contract with the seller. The property has been pledged as collateral for a loan in principal amount of $385,000 bearing 18% interest per annum and payable to an unrelated party in May 2000. The contract loan with the seller is for principal of $200,000 at 0% interest.

               8. 160 acres near Starvation Reservoir, Duchesne County, Utah, for which the Company has prepared a plat containing 22 lots of 5 acres or more. If the County Commission approves the plat, the Company intends to contract with a local realtor to sell the lots as platted, unimproved lots. This property was acquired from an unrelated third party for 106,667 shares of common stock. This property has been pledged as collateral for a loan from a private lender of $100,000, of which $20,000 remains in an escrow account. This loan bears interest at 30% per year and is due in December 2000.

               9. 1,227 acres near Fairview, Utah. This property is recreation and hunting land that the Company intends to sell as a single piece. This property was acquired from an unrelated party for $250,000 cash and 201,433 shares of common stock. This property has been pledged as collateral for two loans totaling $1,103,806 as follows:
          (i) $275,000 at 18% interest per year payable to the same private lender; and (ii) $828,806 bearing interest at 25% per annum payable to an unrelated group of investors.

               10. Two parcels totaling 7 acres near Woodland, Utah, consisting of two building lots next to Wolf Creek Estates (a 120-acre subdivision, with lots selling from $800,000 to $1.6 million). These lots are currently listed for sale. This property was acquired from an unrelated third party for $41,750 cash and 127,500 shares of common stock. This property has been pledged as collateral for a loan from a private lender of $100,000.

               11. 120 acres in Francis, Utah, part of a 550 acre proposed development that, if all parties concur, will include a golf course. The prospective buyers are golf course developers who want to develop the golf course before developing the surrounding property. This property was acquired from the same unrelated party as parcel 10 for $72,000 cash and 272,000 shares of common stock. The property has been pledged as collateral for a loan of $256,000 at 13.5% interest per year payable to a private lender, due in December 2001.

               12. 82.95 acres in Spanish Fork, Utah, which earns $4,000 per month from various leases. A large section of the property was recently used as a gravel pit. The Company is seeking county approval to use the excavated area as an expanded sand and gravel operation, an asphalt and concrete recycling facility, and a construction and demolition landfill. This property was acquired from an unrelated third party for $808,000 cash and 1,288,000 shares of common stock. This property is pledged as collateral for a loan of $938,000 from a private lender. This loan bears 90% interest per annum and is due on demand. The Company is presently seeking to refinance this loan at more favorable rates and on more favorable terms with a different lender.

         All shares of common stock issued in the above transactions are restricted shares and were issued without registration under exemptions from registration available under federal and state securities laws. Total monthly debt service on all encumbrances secured by the real property totals $108,428. The Company believes that there is sufficient equity in these properties to permit it to refinance the original debt at more favorable rates and on more favorable terms, which would improve cash flow and profitability of the Company. However, there is no assurance that the Company will be successful in its efforts to refinance its debt or to sell the property or that if a piece of property is sold that the proceeds from that sale will exceed the amounts due under the various encumbrances to which the property may be subject.

         The Company expects to use the proceeds from the sale of any real property to the extent the proceeds exceed applicable liens and encumbrances to help support its general business operations. The Company believes that the availability of these properties for financing and the potential for profit from the sale of these properties provide the Company with flexibility in pursuing its business plan. With one exception, all of these properties are uninsured raw land. The Company requires the tenant of the small building in Blanding, Utah to maintain general insurance protection deemed adequate by the Company.

Myjobsearch.com, inc. Office Space

         The principal offices of myjobsearch.com, inc. are located at 56 West 400 South, Suite 201, Salt Lake City, Utah. MJS leases approximately 9,644 square feet in a restored historic building under a lease that expires in 2002. Its Internet servers are located in leased facilities in Sunnyvale, California owned and operated by Qwest Communications.

Item 3. Legal Proceedings

         The Company is not a party to, and none of its property is subject to, any pending or threatened legal proceedings which, in the opinion of management, are likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Trading Market

         From inception and through the year ended December 31, 1999, there was no established market for the Company's securities. The common stock of the Company was approved for quotation under the symbol "TMGS" on the Nasdaq Electronic Bulletin Board, an over-the-counter market, on April 10, 2000.

Holders

         As of April 1, 2000, there were approximately 147 holders of the Company's voting common stock.

Dividends

         The Company has not paid cash dividends on any class of its common stock. The Company expects to invest its profits, if any, for the foreseeable future.

Recent Sales of Unregistered Securities

         The Company was formed in November 1997 and succeeded to the business currently conducted under the name "The Murdock Group" in May 1998. During 1998 and 1999 the Company sold the following securities without registering the securities under the Securities Act of 1933:

1998

         In January 1998, the Company issued 150,000 shares of common stock to employees. These shares were valued at $.001 per share.

         In March 1998, the Company issued 30,000 shares of common stock to two Company executives as compensation for services. These shares were valued at $.001 per share.

         In April 1998, the Company issued 25,000 shares of common stock to lenders as consideration for extending credit to the Company. These shares were valued at $.001 per share.

         In August 1998, the Company issued 344,000 shares of common stock to employees for services, valued at $.001 per share.

         In September 1998, the Company sold 375,000 shares of common stock to an investor for a purchase price of $1.33 per share. Also that month the Company issued 84,000 shares of common stock to an employee as compensation.

         In October 1998, the Company issued 27,500 shares of common stock to three lenders as additional consideration for extending credit to the Company. These shares were valued at $1.00 per share for purposes of these transactions.

1999

         During the year ended December 31, 1999, the Company issued a total of 113,600 shares of its common stock to certain employees for compensation as follows:

               o June 1999, 74,600 shares

               o September 1999, 2,000 shares

               o October 1999, 35,000 shares

               o December 1999, 113,600 shares

         During the year ended December 31, 1999, the Company sold a total of 1,103,187 shares of its common stock for cash without registration under the Securities Act as follows:

               o March 1999, 4,068 shares

               o June 1999, 1,023,669 shares

               o July 1999, 50,000 shares

               o September 1999, 25,450 shares

         The Company also issued a total of 584,722 shares of its common stock during 1999 to service providers, consultants and others for services rendered to the Company as follows:

               o May 1999, 10,000 shares

               o June 1999, 345,000 shares

               o August 1999, 100,000 shares

               o September 1999, 48,880 shares

               o October 1999, 50,000 shares

               o November 1999, 9,534 shares

               o December 1999, 21,308 shares

         During 1999, the Company issued 3,060,539 shares of its common stock to convert debt to equity as follows:

               o May 1999, 226,000 shares

               o June 1999, 2,834,539 shares

         The Company issued a total of 2,480,068 shares of common stock in August 1999 as partial consideration for the purchase of real property, as described elsewhere in this report.

         In connection with all of the sales of restricted stock described above, the Company relied upon exemptions from the registration requirements of the Securities Act of 1933, including the exemptions afforded by Rule 505 and
Section 4(2) under the Securities Act for offers and sales of securities not involving any public offering. The purchasers of such shares represented and warranted to the Company that they were acquiring the shares for their own account and for investment and not with a view to the public resale or distribution thereof. In addition, the purchasers were advised that the securities issued in these transactions are restricted securities and that there are significant restrictions on transferability applicable to the securities by reason of federal and state securities laws and that the purchasers could not sell or otherwise transfer the securities except in accordance with the applicable securities laws. In each case the purchasers were provided with access to all material information (and with the opportunity to ask questions and receive answers) regarding the Company and the securities, and the purchasers represented that they were accredited investors under Rule 501 of Regulation D or they have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the acquisition and holding of the securities issued in these transactions. A legend was placed on all certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply any conclusion that any condition or circumstance discussed herein will necessarily continue in the future. When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Those statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that are modified by such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

General

         The Company has incurred significant losses to date developing its proprietary job-search technology into a training system that can service a larger volume of customers than its original one-on-one coaching. The Company completed development of this system and has marketed it to the public since May 1998.

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

         On June 22, 1999, the Company formed MJS, an Internet subsidiary that aggregates much of the job-search information on the Internet into one location for the job seeker. MJS also provides tools for the job seeker to enhance the job search process.

         In September 1999, the Company formed a Real Estate Division to provide operating capital by acquiring real property, generally undeveloped, in exchange for shares of the Company's common stock, and pledging the property as collateral for loans while seeking to sell the property to developers at a profit.

Results of Operations

Year ended December 31, 1999 Compared to the Year Ended December 31, 1998

         Net service revenues increased 38% to $2,351,313 for the year ended December 31, 1999 compared to $1,709,055 for the prior year. The increase in net service revenues was primarily a result of reduction in the rate of cancellations and a reduction in the amount of discounts given to customers. Service revenues decreased to $2,577,366 for the year ended December 31, 1999, compared to $2,852,705 for the prior year. The decrease in service revenue was primarily a result of the type of contract sold. These contracts do not provide guarantees for the customer and as a result make the service more difficult to sell. Also, the Company requires clients to attend certain career training workshops before the client's contract is accepted. This has resulted in reductions in both service revenues and cancellations. The Company has also tightened its credit policy with a focus on selling to those customers with the ability to pay for the service.

         Direct cost of services decreased to $715,433 for the year ended December 31, 1999, compared to $1,479,049 for the prior fiscal year. The decrease in direct cost of services is a result of lower sales and improved delivery of the company's product using a group setting as compared to one-on-one coaching. The Company has also focused on costs associated with the delivery of the product to the client and reduced such costs where possible. Gross profit as a percentage of net service revenues was 70% for the year ended December 31, 1999, compared to 13% for the prior year. The improvement in gross profit as a percentage of sales was primarily a result of the delivery of the Company's new product in a group setting, the target reduction of expenses where possible and the reclassification of certain indirect costs associated with advertising in 1998.

         General and administrative expenses, which include selling expense, increased to $8,842,386 for the year ended December 31, 1999, compared to $5,099,807 for the prior fiscal year. The increase in general and administrative expense is a direct result of a one-time write-off of deferred offering costs of approximately $200,000 associated with the Company's initial public offering for the year ended December 31, 1999, which were not incurred during the corresponding period of the prior year. In addition the Company incurred approximately $254,000 in expenses associated with the closing of the Seattle and Portland branches.

         Interest expense increased to $6,478,735 for the year ended December 31, 1999, compared to $1,845,708 for the prior year. The increase in interest expense was a result of higher outstanding debt balances, increased rates on funds borrowed and certain costs incurred with obtaining financing. See "Liquidity and Capital Resources." The Company anticipates that the acquisition of real estate to be used as collateral for loans will reduce the interest rates on its borrowings.

Liquidity and Capital Resources

         The Company has suffered recurring losses from operations since its inception in 1996, and as of December 31, 1999, had an accumulated deficit of $21,678,710. The accumulated deficit reflects losses associated with the development and startup of operations and significant costs for research and development for the Company's propriety job-search technology and training system and costs associated with the startup of the Company's Real Estate
Division and its Internet subsidiary. The Company has also experienced losses from interest expense associated with the large amount of debt the Company has incurred which carry high interest rates.

         Once the branch model is perfected, this technology should enable the Company to effectively service a large volume of customers in each office and provide a model to expand operations into other locations.

         During the year ended December 31, 1999, the Company acquired several parcels of land primarily with its common stock. Several parcels have also required cash down payments of approximately 20% and the assumption of debt. As of December 31, 1999 the Company has acquired land with an estimated value of approximately $11,067,850. To purchase this land the Company incurred additional debt totaling approximately $2,506,150 in the form of cash down payments, debt assumptions or seller financing, and issued stock of the Company valued at approximately $8,482,500. The Company intends to use the acquired land as collateral to secure new favorable debt to replace the Company's existing short-term, high interest rate debt.

         At December 31, 1999, the Company had a working capital deficit of approximately $16,523,033. This working capital deficit is a result of funding operating losses primarily through short-term borrowings. The interest rates associated with these short-term borrowings are significantly higher than prime interest rates. The Company believes that with its recent land acquisitions, it can significantly reduce the short term, high interest rate debt with more favorable lower interest rate debt. Some of the land may also be sold to reduce the Company's total debt and fund future operations.

         The Company filed a registration statement for an initial public offering of its securities on October 6, 1998, which was declared effective by the Securities and Exchange Commission (SEC) on January 28, 1999. The offering was undertaken by the Company on a best efforts no minimum basis, without an underwriter. The proposed offering consisted of the offer and sale of 2,500,000 shares of class A common stock at $5 per share, and $3,000,000 in 4-year term bonds. During the period between January 28, 1999 and May 9, 1999, the Company received subscriptions totaling $3,211,930 for the sale of shares and $12,000 for the sale of bonds. These proceeds were initially intended to retire debt, however, in May 1999, the Company terminated the offering and offered rescission to the initial investors. By amendment to the registration statement, the Company deregistered all unsold securities originally included in the offering and contemporaneously terminated its offering in all states where it was registered. Recent Accounting Pronouncements

         For the year ended December 31, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains and losses that bypass the statement of earnings and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investment securities.

         SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

         During January 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 becomes effective for all fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 in its fiscal year that began January 1, 1999.

Certain Risk Factors

         This Report contains forward-looking statements that may be affected by, risks and uncertainties including many that are outside the Company's control. The Company's actual operating results could differ materially as a result of certain factors, including those set forth below and elsewhere in this Report.

         Absence of Profitable Operations. From its inception, the Company has not achieved profitable operations and continues to operate at a loss. Although the Salt Lake City-based Career Development Division operated profitably during 1999, expenses associated with corporate headquarters, interest expense and the costs associated with the start-up of the Real Estate Division and the Internet subsidiary exceeded the profits generated by that location. The present business strategy is to improve profitability and cash flows by generating profits through the sale of real property in the Real Estate Division and adding to the Company's existing product line and distribution channels in the Career Development Division and myjobsearch.com. While management believes the cash generated by operations together with the proceeds from the sale of real property owned by the Company will satisfy its ordinary cash requirements for at least 12 months, there can be no assurance that the Company will achieve profitable operations or that it will not require additional financing to achieve its business plan. See "Management's Discussion and Analysis or Plan of Operation."

         "Going Concern" Issues. The financial statements of the Company have been prepared on the assumption that it will continue as a going concern. The Company's revenues have been limited and it has been necessary to rely upon loans and capital contributions to sustain operations. Additional financing is required if the Company is to continue as a going concern. If additional funding is not obtained, the Company will be required to scale back or discontinue its operations.

         Uncertainty of Future Financial Results. Profitability depends upon many factors, including the success of its marketing program, its ability to identify and obtain the rights to additional products to add to its existing product line, expansion of its distribution and customer base, maintenance or reduction of expense levels and the success of the business activities. The Company has an accumulated deficit as of December 31, 1999 of $20,950,950. The Company anticipates that it will continue to incur operating losses in the future. The ability to achieve profitable operations will also depend on its ability to develop and maintain an adequate marketing campaign and control costs and expenses. There can be no assurance that the Company will be able to develop and maintain adequate marketing and distribution resources. If adequate funds are not available, the Company may be required to materially curtail or cease its operations. See "Management's Discussion and Analysis or Plan of Operation."

         Intense Competition. The career development, real estate and Internet industries, including those segments in which the Company is engaged, are each characterized by intense competition. Many of the Company's competitors and potential competitors are much larger and consequently have greater access to capital. Moreover, many of the Company's competitors have far greater name recognition and experience. There can be no assurance that competition from other companies will not render the Company's products and services and its business generally, noncompetitive.

         Environmental Risks. The real property owned by the Company may pose or contain environmental hazards or risks and the ownership, development or sale of such properties may subject the Company to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its activities currently comply with the standards prescribed by such laws and regulations, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, there can be no assurance that the Company will not be required to incur significant costs to comply with such environmental laws and regulations in the future.

         Dilution. A significant number of shares of the Company's common stock are authorized but not issued. In addition, there are a substantial number of shares of common stock reserved for issuance upon the exercise of certain options, warrants and similar rights. If and to the extent such options, warrants or rights are exercised, or if the Board of Directors determines to issue authorized but previously unissued shares of common stock in connection with acquisitions of real property or other transactions, such issuances could substantially dilute the voting power of the existing shareholders. Furthermore, the possibility of such issuances may adversely affect the market for the Company's common stock, should such a market ever develop.

Item 7. Financial Statements

         The Company's financial statements and associated notes are included in this report on pages F-1 through F-19.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         On December 22, 1999, the Company's Board of Directors authorized the engagement of the firm of Hansen, Barnett & Maxwell, certified public accountants, a professional corporation, to audit the consolidated balance sheet of the Company as December 31, 1999, together with the related statements of operations, stockholders' equity, and cash flows for the year then ended. The engagement also includes the review of quarterly financial statements during the year 2000.

         The former accounting firm engaged by the Company for the year ended December 31, 1998 and from January 1, 1999 to December 22, 1999, David T. Thomson, P.C., was dismissed on December 22, 1999.

         The report of the former auditor on the Company's consolidated financial statements for the year ended December 31, 1998 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle, except that such report on the consolidated financial statements included an explanatory paragraph with respect to the Company being in the development stage and its having suffered recurring losses which raise substantial doubt about its ability to continue as a going concern.

         In connection with the audits for the year ended December 31, 1998, and through December 22, 1999, the Company has had no disagreements with the former auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of such auditor would have caused it to make reference thereto in its report on the consolidated financial statements for 1998.

         During the year ended December 31, 1998, and through December 22, 1999, there have been no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

         The former auditor has provided to the Company a letter addressed to the Securities and Exchange Commission stating that it has reviewed the disclosure provided in this section of this report on Form 10-KSB and has no disagreement with the relevant portions of this disclosure, pursuant to the requirements of Item 304(a)(3) of Regulation S-B. A copy of such letter is filed as an Exhibit to this report.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors

         KC Thane Holmes, Chairman, Chief Executive Officer, age 32. Mr. Holmes has served as a director and executive officer of the Company since its formation. He received a BA degree from Brigham Young University in Psychology with a minor in Business and Accounting in 1992. Prior to founding Envision Career Services, L.L.C. and acquiring The Murdock Group in 1996, he served as a technical sales representative for Provider Solutions, an Elk Ridge, Utah based software developer from 1995 to 1996, and an account executive and technical engineer for Ameritech Library Services of Provo, Utah, a creator of custom software for America's largest libraries, from 1991 to 1995. He is the Chairman of Open Sea Inc., a marketing business, a former owner of a Provo-based real estate investment firm, and a former owner of Classic Coupons, a Provo-based coupon business. Mr. Holmes also serves as a Director, Chairman and CEO of MJS.

         Heather J. Stone, Director, President, age 30. Ms. Stone received an MBA from the University of Phoenix with a focus on marketing and strategic planning in 1992 and a BA in English from Brigham Young University in 1990. She served as Director of Product Management for ViewSoft, Inc., a Provo-based software firm, from 1994 to 1996, and a Product Line Manager for Novell, Inc., a networking software firm, for several years. She was a technical writer for Clyde Digital Systems (RAXCO), an Orem, Utah-based software company, from 1987 to 1991. She has contributed articles to technical journals and won several writing awards. She has served as a director since the company's formation. Ms. Stone also serves as a Director and President of MJS. Lance Heaton, Director, Treasurer, age 29. For the four years before serving as a director and employee of the Company, Mr. Heaton was Vice President of Finance and Operations for Garden Country Inc., a regional retail chain. From 1994 to 1998, he was the managing member of Heaton, Hall and Associates, a real estate company and the controller of financial operations for Heaton Enterprises, a local restaurant chain. Mr. Heaton received a BA in Economics from the University of Utah. He has served as a director since December 13, 1999. Mr. Heaton also serves as a Director of MJS. Mr. Holmes and Mrs. Stone are brother and sister. Directors serve for a one-year term or until their successor is elected and qualified.

Executive officers

         In addition to those executive officers who also serve as directors, namely Mr. Holmes, Ms. Stone and Mr. Heaton, the following persons serve as executive officers of the Company:

         Kathleen Gage, Vice President of Career Development, age 45. Ms. Gage joined The Murdock Group in 1999 as the Salt Lake City Branch Manager, and became the Vice President in October 1999. Since 1994, she owned and operated her own consulting business. Kathleen is a prominent public speaker and is past president of the Utah Speakers Association. As a Certified Practitioner of Neuro Linguistics Programming, she has broad experience in sales, marketing, management, public relations, trade show management, events coordination promotion and advertising sales. She is the recipient of numerous business awards including the 1995 Utah Speakers Association Speaker of the Year.

         Perry Frandsen, Vice President of Real Estate, age 45. Mr. Frandsen is a licensed real estate broker in the State of Utah. Before joining the Company in 1999, he participated in the development of the state licensing exam while licensed as a state real estate instructor. He is a member of the National Board of Realtors (GRI designee) and past member of the National Association of Home Builders (HBA). Mr. Frandsen comes to The Murdock Group with over 24 years of real estate, land development and management experience. He has owned and operated a Salt Lake based land development company and several limited partnerships with real estate holdings in Utah and Jackson Hole, Wyoming. Most recently he managed the Salt Lake City Division of Pulte Home Corporation, the nation's largest homebuilder.

         Stephen Fitzwater, Vice President of Operations, age 41. Before Mr. Fitzwater joined the Murdock Group in 1997 he founded Advanced Massage Therapy, an alternative therapy business. From 1993 to 1998 he owned and operated Greentree Properties, a Utah-based real estate investment firm specializing in turning around distressed properties. Before moving to Utah in 1993, Mr. Fitzwater worked in the entertainment industry, culminating as the general manager of the largest nightclub on the West Coast.

         Chet Nichols, Controller, age 41. Mr. Nichols joined The Murdock Group in January 2000. He graduated from the University of Utah in Accounting and Business Management and completed his CPA Testing in 1993. Mr. Nichols has worked in the accounting profession since 1982 in the Financial Services arena as a Reporting, Budget, Forecasting, and Strategic Planning Manager. He has been a Controller since 1990 in the Manufacturing and Professional Services industries, and has broad experience in Management, Business Planning, Information Systems, Accounting infrastructure and procedures, Human Resources, Business Consulting, and Tax.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon its review of the copies of such forms furnished to it, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed and it is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10% holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 1999, that was not filed with the Commission.

Item 10. Executive Compensation.

         The following table summarizes the compensation of the Chief Executive Officer of the Company during the past three fiscal years. No executive officer of the Company earned more than $100,000 during the year ended December 31, 1999.

                           Summary Compensation Table

                                                                                              Long-Term
                                                   Annual Compensation                       Compensation
                                                   -------------------                   -----------------------
                                                                           Restricted    Securities Underlying
            Position                    Year           Salary ($)          Stock Awards  Options / SARs (#) (3)
---------------------------------    -----------    -----------------      ------------  -----------------------
KC Holmes                                  1997     $          -                   0            0/0
CEO                                        1998     $          -                   0            0/0
                                           1999     $     73,728               1,000          8,000/0


      Stock Option Grants

         The table below sets forth the stock option grants made by the Company to the Chief Executive Officer during the past fiscal year.

                      Option/SAR Grants in Last Fiscal Year


                                        Percent of total
               Number of Securities    Options granted to
                Underlying Options         employees               Exercise Price         Expiration
                     granted             in fiscal year              per Share               Date


Name
KC Holmes             8,000                   .85%                      $1                July 2003

Compensation of Directors

         Directors of the Company were not paid any compensation for their services as members of the Board during the year ended December 31, 1999.

1999 Stock Option and Incentive Plan

         On July 1, 1999, the Board of Directors adopted the TMG 1999 Stock Option and Incentive Plan (the "1999 Plan"). The 1999 Plan authorizes the granting of awards of up to 5,000,000 shares of common stock to key employees, officers, directors, consultants, advisors and sales representatives. Awards consist of stock options (both non-qualified options and options intended to qualify as "incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1999 Plan.

         The 1999 Plan is administered by the Board of Directors, which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the 1999 Plan. The exercise price of qualified options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding stock). The aggregate fair market value of shares for which qualified stock options are exercisable for the first time by such employee during any calendar year may not exceed $100,000. Non-qualified stock options granted under the 1999 Plan may be granted at a price determined by the Board of Directors, not to be less than the fair market value of the common stock on the date of grant.

         The 1999 Plan also contains certain change in control provisions, which could cause options and other awards to become immediately exercisable and restrictions and deferral limitations applicable to other awards to lapse in the event any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, including a "group" as defined in Section 13(d), but excluding certain of shareholders, becomes the beneficial owner of more than 30% of the Company's outstanding shares of common stock.

         As of April 1, 2000, the Company had granted options to purchase a total of 2,165,231 shares under the 1999 Plan to 64 option holders. Of these awards, options to purchase 826,000 shares have an exercise price of $1.00 per share and options to purchase 1,339,231 shares have an exercise price of $1.50 per share. These options vest over periods ranging from immediately vested upon grant to 7 years from the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of March 21, 2000, the number of shares of the Company's voting common stock owned by (1) each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (2) by the executive officers and directors of the Company individually, and (3) by the executive officers and directors of the Company as a group. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of the Company's common stock listed for such person in the table. Unless otherwise indicated, the mailing address of the shareholder is the address of the Company, 5295 South Commerce Drive, Suite 475, Salt Lake City, Utah 84107.

                                                 Number of Shares     Percent of
          Name / Address                         (1)             Class (2)
-------------------------------------     ------------------   -------------
5% Beneficial Owners
Howe Family Trust                              2,286,668             12.0%
4110 South Highland Drive
Salt Lake City, Utah 84107

Buckeneer Family Trust                         1,269,167              6.7%
4110 South Highland Drive
Salt Lake City, Utah 84107

Directors and Executive Officers
KC Holmes                                      3,044,342             16.0%
Chief Executive Officer
Chairman of the Board

Heather Stone, President and Director          3,039,842             16.0%

    Lance Heaton, Director                       301,000              1.6%

Kathleen Gage, Vice President                      1,000                 *
       Career Development Division
   Perry Frandsen, Vice President                 40,000                 *
       Real Estate Division
   Stephen Fitzwater, Vice President               1,000                 *
       Operations
Officers and Directors as a group
       (7 persons)                             6,427,184             33.8%

-----------------

         *           Less than 1%.

         (1) Entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof and which will not become vested or exercisable within 60 days of the date of this Proxy Statement.

         (2)      Percentages rounded to nearest one-tenth of one percent.


Item 12. Certain Relationships and Related Transactions

         In 1998 and 1999, the Company made loans to KC Holmes, an officer and director of the Company. These loans totaled $277,824 and $441,086 at December 31, 1998 and 1999, respectively. Each loan bears interest at the annual rate of 12%, has no maturity date, and is based on an oral agreement. The Company has provided an allowance on its financial statements for these related party receivables.

         In 1998 and 1999, the Company made loans to Heather Stone, an officer and director of the Company. These loans totaled $96,803 and $132,247 at December 31, 1998 and 1999, respectively. Each loan bears interest at the annual rate of 12%, has no maturity date, and is based on an oral agreement. The Company has provided an allowance on its financial statements for these related party receivables.

         During 1998, the Company borrowed $70,000 from Scott Holmes, a brother of KC Holmes and Heather Stone, directors and executive officers of the Company. This loan was converted to stock of the Company.

         The Company regularly purchases computer hardware, software, and services from Coastlink Consulting, which is a sole proprietorship registered in the State of Utah. The owner of Coastlink Consulting is Chris Leonard who was also an officer and employee of the Company during 1998 and until June 1999 and an officer of MJS from June 1999 to the date of this report. The amounts paid to Coastlink Consulting for the years ended December 31, 1998 and 1999, were $7,102 and $0, respectively.

         Interest paid to related parties for the years ended December 31, 1998 and 1999, was approximately $37,184 and $109,660, respectively. The related parties were employees or immediate family members of executive officers and employees of the Company.

         The Company has a revolving credit arrangement at 24% per annum calculated on month end outstanding balances, with Open Sea Corporation, a Utah corporation. Open Sea is owned or controlled by KC Holmes and Lance Heaton, directors of the Company, and Scott Holmes, the brother of KC Holmes. As of December 31, 1999 Open Sea owed the Company $328,147, and the Company owed Open Sea $0 under this arrangement.

         The Company was indebted to employees and former employees in the amount of $123,500 as of December 31, 1999, relating to a private placement offering. The Company also owed the parents of an employee $69,896 for funds advanced to the Company under a line of credit arrangement as of December 31, 1999. As of that date, the Company also owed employees and parents of certain employees a total of $229,800 for funds advanced under promissory notes to the Company.

         In 1999, the Company purchased certain property in Eastland, Utah from the Howe Family Trust, beneficial owner of approximately 12% of the Company's issued and outstanding common stock. The terms of that transaction included an agreement on the part of the trust to carry back a note on the balance of the purchase price in principal amount of $480,000. The note bears no interest and is payable in monthly principal installments over 12 months.

         KC Holmes and Heather Stone are also directors, officers and principal shareholders of MJS.

         During 1999, the Company provided accounting and other services for MJS for which MJS was assessed an allocable share of the salaries and other expenses of the employees of the Company providing those services. From June through December 31, 1999, the net amount accrued or paid to the Company for these services totaled approximately $29,082.

         At the time MJS was formed, the Company was its sole shareholder. The initial capitalization of MJS was a contribution of assets and intellectual property developed by the Company for Internet applications of its proprietary job search curriculum. A total of 2,000,000 shares of MJS common stock were issued at inception of MJS to the Company.

         In June 1999, MJS sold 1,326,449 shares of common stock to the existing shareholders of the Company. The offer and sale of these shares were made on the basis of one share of MJS stock for each share of the Company's common stock owned. The purchase price of the MJS shares in this offering was $.01 per share. The offer and sale was not registered under the Securities Act of 1933 in reliance upon an exemption from registration under the rules promulgated under the Securities Act. Our Chief Executive Officer and President each purchased 304,884 shares of MJS common stock in that offering based on their ownership interest in the Company.

         MJS and the Company entered into a license agreement for MJS's exclusive use on the Internet of the proprietary job search system developed by the Company. Under the terms of the license agreement, MJS has the exclusive right in perpetuity to use the System in Internet applications without payment of a royalty or fee of any kind.

         In June 1999, the Company entered into an agreement with MJS to loan MJS cash for working capital. The funds for this transaction were obtained by the Company from a private lender. As consideration for this loan, the Company, as the sole shareholder of MJS at the time, agreed to cause MJS to issue common stock purchase warrants to the lender for the purchase of 296,459 shares of MJS common stock at a purchase price of $3.00 per share. These warrants are currently exercisable and expire in 2006. Aspen Resources also has a security interest in 1,000,000 shares of MJS common stock owned of record by the Company. Amounts loaned to MJS under this arrangement totaled approximately $1,800,000 as of April 10, 2000. At that date, the Company agreed to convert the amounts owing by MJS to a subscription for the purchase of 720,000 shares of MJS Series A Convertible Preferred Stock.

Item 13. Exhibits and Reports on Form 8-K.

(a)   Exhibits

           The Company files the following exhibits with this report or incorporates by reference to exhibits filed previously with the Securities and Exchange Commission by the Company.

Exhibit No.      Description
3.1              Articles of Incorporation dated November 5, 1997*
3.2              Bylaws dated November 5, 1997*
3.3              Amended Bylaws of The Murdock Group Career Satisfaction
                 Corporation dated January 3, 2000
4.1              Form of Stock certificate*
4.2              Form of Bond certificate*
10.1             Purchase of The Murdock Group by Envision Career Services, LLC
                 dated July 26, 1996.*
10.2             Exchange Agreement between The Murdock Group and Envision dated
                 May 31, 1998.*
10.3             Lease of Office Space by Corporate Headquarters*
10.4             License Agreement with myjobsearch.com, inc.
10.5             1999 Stock Option Plan
10.6             Stock Option Form of Award
10.7             Contract for Purchase of Real Property
10.8             Contract for Purchase of Real Property
10.9             Contract for Purchase of Real Property
10.10            Contract for Purchase of Real Property
10.11            Contract for Purchase of Real Property
10.12            Contract for Purchase of Real Property
10.13            Contract for Purchase of Real Property
10.14            Contract for Purchase of Real Property
10.15            Contract for Purchase of Real Property
10.16            Contract for Purchase of Real Property
10.17            Contract for Purchase of Real Property
10.18            Contract for Purchase of Real Property
16                Letter on change in certifying accountant
21.1             List of subsidiaries
23.1             Consent of Hansen Barnett & Maxwell, CPA
23.2             Consent of David Thomson, CPA
27               Financial Data Schedule

* Filed as Exhibit to the Company's registration statement on Form SB-2, Commission File No. 333-65319.

(b)   Reports on Form 8-K

      The Company filed a report during the 4th quarter of the last fiscal year to report a change in its auditor.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Murdock Group Career Satisfaction Corporation
Dated this 12th day of May, 2000
  /s/ KC Holmes
-----------------------------------------------
KC Holmes, CEO (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated this 12th day of May, 2000

  /s/ KC Holmes
-----------------------------------------------
KC Holmes, CEO and Director

  /s/ Heather Stone
-----------------------------------------------
Heather Stone, President and Director

  /s/ Lance Heaton
-----------------------------------------------
Lance Heaton, Director

  /s/ Chet Nichols
-----------------------------------------------
Chet Nichols, Controller (Principal Accounting Officer)

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION







               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS







                                December 31, 1999


                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION


                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Hansen, Barnett & Maxwell,
     Independent Certified Public Accountants...............................F-2

Report of David T. Thomson, P.C., Independent Auditor.......................F-3

Consolidated Balance Sheets - December 31, 1999 and 1998....................F-4

Consolidated Statements of Operations for the Years Ended December 31, 1999 and
  1998......................................................................F-6

Consolidated Statements of Stockholders' Deficit for the Years Ended
 December 31, 1998 and 1999.................................................F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and
  1998......................................................................F-8

Notes to Consolidated Financial Statements..................................F-9

HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS

                                                                 (801) 532-2200
Member of AICPA Division of Firms                            Fax (801) 532-7944
Member of SECPS                                   345 East 300 South, Suite 200
Member of Summit International Associates       Salt Lake City, Utah 84111-2693


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders
The Murdock Group Career Satisfaction Corporation

We have audited the accompanying consolidated balance sheet of The Murdock Group Career Satisfaction Corporation, a Utah corporation, and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Murdock Group Career Satisfaction Corporation and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 in the consolidated financial statements, the Company has suffered recurring losses from operations, had a working capital deficiency of $16,523,034 and a capital deficiency of $8,142,049 at December 31, 1999, and has had recurring negative cash flows from operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
April 28, 2000

                          REPORT OF INDEPENDENT AUDITOR


Board of Directors
The Murdock Group Career Satisfaction Corporation

I have audited the consolidated balance sheet of The Murdock Group Career Satisfaction Corporation as of December 31, 1998 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Murdock Group Career Satisfaction Corporation and Subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has experienced a consolidated net loss of $6,636,101 for the year ended December 31, 1998 and has incurred substantial net losses since its inception. At December 31, 1998, current liabilities exceed current assets by $6,818,038 and total liabilities exceed total assets by $8,095,353. These factors, and the others discussed in Note 8, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                             /s/ David T. Thomson, P.C.

Salt Lake City, Utah
April 22, 1999

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                            December 31,
                                                                                ---------------------------------------
                                                                                      1999                  1998
                                                                                -----------------     -----------------
Current Assets
       Cash ....................................................................$           1,907     $           6,275
       Current portion of contracts receivable, net ............................          712,219               381,084
       Accounts receivable - related parties....................................          361,147                65,689
       Accrued interest receivable..............................................          120,820                   621
       Prepaid and other current assets.........................................           59,884                45,983
       Deferred offering costs..................................................              --                153,659
                                                                                -----------------     -----------------

             Total Current Assets...............................................        1,255,977               653,311
                                                                                -----------------     -----------------

Property and Equipment, at cost
       Computer equipment.......................................................          972,026               609,781
       Software.................................................................          384,998                   --
       Furniture and fixtures...................................................          364,685               162,014
       Leasehold improvements ..................................................           77,574                75,506
                                                                                -----------------     -----------------
                                                                                        1,799,283               847,301
       Less: accumulated depreciation and amortization..........................         (369,849)             (161,545)
                                                                                -----------------     -----------------

             Net Property and Equipment ........................................        1,429,434               685,756
                                                                                -----------------     -----------------

Other Assets
       Contracts receivable - less current portion, net.........................          507,844               170,958
       Deposits and other assets................................................           96,854               419,654
       Investments..............................................................       11,067,850                25,000
                                                                                -----------------     -----------------

             Total Other Assets.................................................       11,672,548               615,612
                                                                                -----------------     -----------------

Total Assets....................................................................$      14,357,959     $       1,954,679
                                                                                =================     =================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                   LIABILITIES

                                                                                             December 31,
                                                                                ---------------------------------------
                                                                                     1999                  1998
                                                                                -----------------     -----------------
Current Liabilities
       Short-term notes payable.................................................$      12,521,900     $       2,738,700
       Short-term notes payable - related parties...............................          418,196             1,075,989
       Current portion of notes payable.........................................          951,963             1,915,000
       Current portion of notes payable - related parties.......................           15,000                40,000
       Current portion of obligations under capital leases .....................          554,431               132,056
       Accounts payable.........................................................        2,676,957               351,154
       Accrued liabilities......................................................          590,564             1,218,450
       Unearned revenue ........................................................           50,000                   --
                                                                                -----------------     -----------------

             Total Current Liabilities..........................................       17,779,011             7,471,349
                                                                                -----------------     -----------------


Notes payable...................................................................        2,915,083             1,390,000
Notes payable - related parties.................................................              --                100,000
Obligations under capital leases................................................          642,754               524,773
                                                                                -----------------     -----------------

             Total Long-Term Liabilities........................................        3,557,837             2,014,774
                                                                                -----------------     -----------------

Redeemable Common Stock
       Common Stock - Class A, no par value , 775,440  shares and 375,940 shares issued and outstanding, respectively, redeemable
        at $1.50 per share......................................................        1,163,160               563,910
                                                                                -----------------     -----------------

Stockholders' Deficit
       Common  Stock - Class A, no par  value,  100,000,000  shares  authorized;
         18,174,637 shares and 8,112,300 shares issued and
         outstanding, respectively..............................................       13,536,661               408,900
       Common Stock - Class B, no par value, 100,000,000 shares
        authorized; no shares issued and outstanding............................              --                    --
       Accumulated deficit......................................................      (21,678,710)           (8,504,253)
                                                                                -----------------     -----------------

             Total Stockholders' Deficit........................................       (8,142,049)           (8,095,353)
                                                                                -----------------     -----------------

Total Liabilities and Stockholders' Deficit.....................................$      14,357,959     $       1,954,679
                                                                                =================     =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                         For the Years Ended
                                                                                              December 31,
                                                                                ---------------------------------------
                                                                                     1999                   1998
                                                                                -----------------     -----------------
Revenue
       Service revenue, inclusive of interest charged...........................$       2,577,366     $       2,852,705
       Less contract discounts and cancellations................................         (226,053)           (1,143,650)
                                                                                -----------------     -----------------

             Net Revenue........................................................        2,351,313             1,709,055
                                                                                -----------------     -----------------

Cost of Revenue.................................................................          715,433             1,479,049
                                                                                -----------------     -----------------

             Gross Profit.......................................................        1,635,880               230,006
                                                                                -----------------     -----------------

Operating Expenses
       Selling, general and administrative......................................        8,064,010             4,076,407
       New products research and development....................................          548,396               883,967
       Depreciation and amortization............................................          229,980               139,433
                                                                                -----------------     -----------------

             Total Operating Expenses...........................................        8,842,386             5,099,807
                                                                                -----------------     -----------------

Other Income (Expense)
       Interest expense.........................................................       (6,478,735)           (1,845,709)
       Other income.............................................................           57,464                79,409
                                                                                -----------------     -----------------

             Total Other Income (Expenses)......................................       (6,421,271)           (1,766,300)
                                                                                -----------------     -----------------

Loss Before Minority Interest...................................................      (13,627,777)           (6.636.101)
                                                                                -----------------     -----------------

Minority Interest in Loss of Consolidated Subsidiary............................          453,320                   --
                                                                                -----------------     -----------------

Net Loss     ...................................................................$     (13,174,457)    $      (6,636,101)
                                                                                =================     ==================


Basic and Diluted Net Loss Per Class A Common Share.............................$           (1.05)    $           (0.75)
                                                                                ==================    =================


Weighted Average Class A Shares Used in Per Share Calculations..................       12,500,000             8,887,000
                                                                                =================     =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           DECEMBER 31, 1998 AND 1999



                                                        Class A Common Stock                    Accumulated
                                                           Shares            Amount                   Deficit         Total

Balance - December 31, 1997......................       9,880,000     $             988     $       (1,868152)   $    (1,867,164)

Shares issued pursuant to offering of
   promissory notes at a value of $0.01
   per share during January 1998.................         150,000                 1,500                   --               1,500
Shares issued for services at
   $1.22 per share...............................         131,800               161,193                                  161,193
Shares issued in exchange for
   members interest in LLC.......................       8,205,800                   --                    --                 --
Cancellation of shares received and
   dissolution of LLC............................      (8,205,800)                 (821)                                    (821)
Shares issued for services at  $1.20
   per share.....................................         300,000               360,030                   --             360,030
Shares issued for cash at $1.20..................         375,940               450,000                   --             450,000
Shares purchased from initial shareholder........        (800,000)                  (80)                  --                 (80)
Shares cancelled by initial shareholders.........      (1,549,500)                  --                    --                 --
Redeemable shares................................        (375,940)             (563,910)                  --            (563,910)
Net loss     ....................................             --                    --             (6,636,101)        (6,636,101)
                                                 ----------------     -----------------     -----------------    ---------------

Balance - December 31, 1998                             8,112,300               408,900            (8,504,253)        (8,095,353)

Shares issued for cash at a value of
   $1.00 per share...............................       1,103,187             1,103,187                   --           1,103,187
Shares issued to employees as bonuses,
   valued at $1.00 per share.....................         113,600               113,600                   --             113,600
Shares issued for services; valued at
   $1.00 to $1.50 per share......................         584,722               610,929                   --             610,929
Shares issued to pay off debt; valued at
   $1.00 to $1.25 per share......................       3,060,539             3,532,617                   --           3,532,617
Shares issued to purchase real estate
   property; valued at $1.50 per share...........       5,678,789             8,485,178                   --           8,485,178
Shares purchased in connection with
 real estate acquisitions at $1.50 per share.....         (79,000)             (118,500)                                (118,500)
Redeemable shares................................        (399,500)             (599,250)                  --            (599,250)
Net loss     ....................................             --                    --            (13,174,457)       (13,174,457)
                                                 ----------------     -----------------     -----------------    ---------------

Balance - December 31, 1999                            18,174,637     $      13,536,661     $     (21,678,710)   $    (8,142,049)
                                                 ================     =================     =================    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Years Ended
                                                                                            December 31,
                                                                                ---------------------------------------
                                                                                       1999                   1998
                                                                                -----------------     -----------------
Cash Flows From Operating Activities
       Net loss.................................................................$     (13,174,457)    $      (6,636,101)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
             Expenses paid by stock issuances...................................          784,360              522,810
             Depreciation and amortization......................................          229,980               139,433
             Noncash expenses...................................................          436,664                  --
             Loss on disposition of property and equipment......................            4,139                  --
             Loss on disposition of other assets................................           53,054                  --
       Change in operating assets and liabilities:
             Contracts receivable...............................................         (668,021)               95,570
             Contracts receivable - related party...............................          (24,821)                9,824
             Accrued interest receivable........................................         (120,199)                 --
             Prepaid expenses and other.........................................          (13,901)                 (455)
             Amounts due from related parties - current.........................              --                (82,794)
             Deferred offering costs............................................          153,659              (153,659)
             Intangible assets..................................................              --                (11,523)
             Deposits and other assets..........................................              --               (272,760)
             Amounts due from related parties...................................              --                 27,263
             Accounts payable...................................................        2,325,802               101,808
             Accrued liabilities................................................         (639,487)              976,687
             Unearned revenue...................................................           50,000              (579,543)
             Minority interest in loss of subsidiary............................         (453,320)                  --
                                                                                -----------------     -----------------
             Net Cash Used In Operating Activities                                    (11,056,548)           (5,863,440)
                                                                                ------------------    -----------------

Cash Flows From Investing Activities
       Acquisition of real estate investments...................................         (478,332)                  --
       Purchases of property and equipment......................................         (199,993)             (411,258)
       Decrease in deposits and other assets....................................          348,575                   --
       Proceeds (payments) from investments.....................................           25,400                   --
                                                                                -----------------     -----------------
             Net Cash Used In Investing Activities                                       (304,350)             (411,258)
                                                                                ------------------    -----------------

Cash Flows From Financing Activities
       Increase in minority interests...........................................          373,490                   --
       Proceeds from notes payable..............................................       22,118,138             9,912,672
       Proceeds from related party notes payable................................        3,250,944                   --
       Principal payments on notes payable......................................      (11,355,881)           (4,083,303)
       Principal payments on related party notes payable........................       (3,855,224)                  --
       Payments on capital lease obligations....................................         (217,295)                  --
       Payments for private placement offering..................................          (60,829)                  --
       Proceeds from sale of stock..............................................        1,103,187               450,000
                                                                                -----------------     -----------------
             Net Cash Provided by Financing Activities                                 11,356,530             6,279,369
                                                                                -----------------     -----------------

Net Increase (Decrease) in Cash                                                            (4,368)                4,671
Cash at Beginning of Year                                                                   6,275                 1,604
                                                                                -----------------     -----------------

Cash at End of Year                                                             $           1,907     $           6,275
                                                                                =================     =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     For the Years Ended
                                                                                                       December 31,
                                                                                    1999                   1998
                                                                               -----------------     -----------------

Supplemental Cash Flow Information Cash paid during the year for:

             Interest                                                          $       3,655,289     $       1,021,236
                                                                               =================     =================

             Income Taxes                                                      $             --      $             --
                                                                               =================     =================


Supplemental Disclosures of Noncash Investing
   and Financing Activities
       Stock issued in conversion of notes payable                             $       3,532,617     $             --
       Stock issued for investments in real estate                                     8,485,178                   --
       Debt issued for investments in real estate                                      2,109,542                   --
       Equipment acquired under capital leases                                           106,052               200,811


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

The Murdock Group Career Satisfaction Corporation (the Company) is a job-search and employment training company. The Company is focused to service professionals with five or more years of experience who are dissatisfied with their career direction or current job situation. The Company offers job-search training workshops, consultants and coaches, and access to a job-search resource center. The Company also provides full-service hiring assistance, including training, recruiting, and outplacement to corporations. The Company's main office is located in Salt Lake City, Utah. The Company closed the offices in Seattle, Washington and Portland, Oregon on June 16, 1999. Substantially all of the Company's revenue is from the services described above. At its inception, the Company purchased assets, a copyright, rights to the business name, and miscellaneous intangible assets from an individual operating as a sole proprietorship DBA The Murdock Group.

Envision Career Services LLC. DBA The Murdock Group (Envision), owned a majority share of the corporation prior to the business combination with the Company and Envision's dissolution. Envision originally conducted the business activities explained above which now continue in the surviving corporate entity.

On June 22, 1999, the Company formed a subsidiary called myjobsearch.com, inc., a development stage company that intends to provide an Internet-based career management resource targeted to the individual as well as business to business.

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

Net Loss Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

Revenue Recognition - The Company's career development program provides the participant an opportunity to attend two training classes and the optional use of other resources of the Company such as its career library, job search software and referral services. Revenue from job training services is recognized by the Company upon the participant's completion of the two training classes.

Cash - The Company considers highly liquid investments with an original maturity of three months or less to be cash.

Property and Equipment - Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the terms of the respective leases or the estimated economic lives of the assets, whichever is shorter. The depreciation and amortization periods are as follows:

Computer equipment and software................................. 3-5 years
Office equipment................................................   5 years
Art, furniture and fixtures.....................................   7 years
Leasehold improvements and other................................   5 years

Depreciation expense for the years ended December 31, 1999 and 1998 was $229,980 and $139,433, respectively. Depreciation expense includes amortization of assets under capital lease.

Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts. The resulting gain or loss is reflected in income. Major renewals and

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

betterments are capitalized, while minor expenditures for maintenance and repairs are charged to expense as incurred.

Accounting for the Impairment of Long-Lived Assets - The Company accounts for impairment of long-lived assets in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related assets over the remaining life in measuring whether the assets are recoverable.


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

Advertising - The Company expenses the cost of advertising when incurred. Advertising expense for the periods ending December 31, 1999 and 1998 was $2,245,935 and $551,812.

Reclassification - Certain accounts have been reclassified to conform with current presentations, which have no effect on net income (loss)

NOTE 3 - CONTRACTS RECEIVABLE - NON RELATED

Contracts receivable consists of the following at December 31,
                                                                                         1999                  1998
                                                                                   -----------------     -----------------
       Current
             Contracts receivable                                                  $         863,099     $         559,812
             Write-off allowance                                                            (135,126)             (178,728)
                                                                                   -----------------     -----------------

             Net                                                                   $         727,973     $         381,084
                                                                                   =================     =================

       Non-Current
             Contracts receivable                                                  $         626,609     $         227,230
             Write-off allowance                                                            (118,765)              (56,272)
                                                                                   -----------------     -----------------

             Net                                                                   $         507,844     $         170,958
                                                                                   =================     =================

       Total
             Contracts receivable                                                  $       1,473,954     $         773,086
             Write-off allowance                                                            (253,891)             (235,000)
                                                                                   -----------------     -----------------

             Net                                                                   $       1,220,063     $         552,042
                                                                                   =================     =================

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

NOTE 5 - INVESTMENTS IN REAL ESTATE

The Company has acquired certain parcels of real estate primarily within the rural areas of the State of Utah which it intends to develop or resell at a future date. These investments are carried at the lower of cost or market. The Company acquired these properties through making payments in various combinations of stock issuances, new debt issuances or assumptions and cash. The stock was valued at $1.50 per share on all of these investment acquisitions. At December 31, 1999, the Company estimated that its carrying amount in the property was less than the related appraised values.

NOTE 6 - NONCANCELLABLE OPERATING LEASES

The Company leases office facilities and office equipment under noncancellable operating leases.

Future minimum lease payments under noncancellable operating leases are as follows:

 Year Ending December 31,                             Amount
                                             ---------------
           2000                              $       319,175
           2001                                      336,166
           2002                                      328,812
           2003                                      310,709
           2004                                      323,601
        Thereafter                                   163,949
                                             ---------------
                                             $     1,782,412
                                             ===============

Facility rental expense for the periods ending December 31, 1999 and 1998 totaled approximately $608,049 and $511,032, respectively.

NOTE 7 - CAPITAL LEASES

The Company leases computer software, hardware, and office furniture and fixtures under capital leases. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized (or depreciated) over the lower of their related lease terms or their estimated productive lives. Amortization (or depreciation) of assets under capital leases is included in depreciation expense for December 31, 1999 and 1998.

Following is a summary of property held under capital leases at December 31,

                                                                                           1999                 1998
                                                                                ---------------     ----------------
                  Computer equipment                                            $       317,797     $        205,811
                  Equipment, furniture and fixtures                                     770,078              107,967
                  Leasehold improvements and other                                       48,430               48,430
                                                                                ---------------     ----------------

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      1,136,305              362,208

                  Less: accumulated depreciation and amortization                      (167,098)             (67,851)
                                                                                ---------------     ----------------

                                                                                $       969,207     $        294,357
                                                                                ===============     ================

Minimum future lease payments under capital leases for each of the next five years and in the aggregate at December 31, 1999 are:

                           Fiscal Year Ending December 31,
                                        2000                                                    $       700,180
                                        2001                                                            444,396
                                        2002                                                            165,819
                                        2003                                                            116,177
                                        2004                                                             51,851
                                                                                                ---------------

                  Total Minimum Lease Payments                                                        1,478,423
                  Less: Executory Costs                                                                  (5,947)

                  Net minimum lease payments                                                          1,472,476
                  Less: Amount representing interest                                                   (275,291)

                  Present value of net minimum lease payments                                         1,197,185
                  Less: Current Portion                                                                (554,431)

                  Long-Term Portion                                                             $       642,754
                                                                                                ===============

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, December 31, 1999 and 1998, current liabilities exceed current assets by $16,523,034 and $6,818,038 respectively, and total liabilities exceed total assets by $6,978,889 and $7,531,444, respectively.

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

Management has supplemented the Career Training with Corporate Services division and a Career Fair division which are both expected to generate additional revenues independently as well as generating leads for the Career Training Division.

Additionally, the Company has formed an Internet based company called myjobsearch.com which distributes and maintains online career content for businesses. This company has recently completed equity fundings of approximately $6,400,000. The Company may liquidate some or all of its holdings in this subsidiary to meet current and future obligations.

Management has also undertaken an effort to supplement the operations of the career development program by pursuing investments in real estate ventures. The real estate acquired has been leveraged to obtain financing which

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

has been used to fund the operations of the Company. The Company intends to develop these properties or sell the properties at an appreciated value in the future, however, there can be no guarantee that these real estate ventures will prove profitable.

NOTE 9 - DUE FROM RELATED PARTIES

Amounts due from related parties consists of the following at December 31,

                                                                                           1999                 1998
                                                                                ---------------     ----------------
           Loans to officers and directors. The loans are
           unsecured with interest at 8%.                                       $       573,333     $        374,627

           Less: Allowance for uncollectibility due to
           personal guarantees on other Company debts.                                 (573,333)            (374,627)

           Loan due from employee at 6% interest, due
           July 14, 2000.                                                                    --                3,583

           Loan to an affiliated company through a revolving
           line of credit, interest at 10%, unsecured.                                  328,147               57,512

           Loans to employee, unsecured, non-interest bearing.                           33,000                  --

           Employee advances, no interest, unsecured.                                        --                4,594

           Total                                                                $       361,147     $         65,689
                                                                                ===============     ================




NOTE 10 - RELATED PARTY TRANSACTIONS

KC Holmes, a director and officer of the Company, owed the Company $441,086 and $277,824 as of December 31, 1999 and 1998, respectively. This open loan bears interest at 8%, has no maturity date, and is based on an oral agreement. An allowance has been provided for the full amount of the loan.

Heather Stone, a former director and officer of the Company, owed the Company $132,247 and $96,803 as of December 31, 1999 and 1998, respectively. This open loan bears interest at 8%, has no maturity date, and is based on an oral agreement. An allowance has been provided for the full amount of the loan.

During the year ended December 31, 1998, the Company borrowed $70,000 from Scott Holmes, a brother to both KC Holmes and Heather Stone, who are directors and officers of the Company. This amount was converted to stock in the Company.

The Company has a revolving line of credit with interest at a rate of 10% annually calculated on month end outstanding balances, with Open Seas Trading Company, a Utah corporation (Open Seas). Open Seas is a related party through common ownership and control with the Company. As of December 1999, Open Seas owed the Murdock Group $328,147 and as of December 31, 1998, the Company owed Open Seas $339,789.

The Company was indebted to employees $123,500 and $340,000, of December 31, 1999, and 1998, respectively, relating to a private placement offering and owed the parents of an employee $69,896 and $48,189 for funds advances to the Company under a line of credit arrangement as of December 31, 1999 and 1998, respectively.

In each of these related party transactions, terms were as favorable to the issuer as those generally available from unaffiliated third parties.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - PUBLIC OFFERING

In 1999, the Company filed a prospectus for an initial public offering, and such offering was given effective status on January 28, 1999. The offering consisted of the sale of Company 2,500,000 shares and the issuance of bonds (repaying principal and 15% interest compounded annually at the end of 4 years). Subsequently, the Company offered bond and shareholders a refund on the offering proceeds raised which they all accepted. Some of the investors who received this refund chose to later invest in private placement offerings.

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


NOTE 13 - INCOME TAXES

The Company's  (benefit)  provision for income taxes for the year ended December
31, 1998 consisted of the following:
                                                                                           1999                 1998
                                                                                ---------------     ----------------
                  Current
                          Federal                                               $           --      $            --
                          State                                                             --                   --
                                                                                ---------------     ----------------

                  Deferred
                          Federal                                               $           --      $            --
                                                                                ---------------     ---------------

The (benefit) provisions for income taxes as percentage of income, before provision for income taxes, differed from the statutory federal rate due to the following:

                                                                                           1999                 1998
                                                                                ---------------     ----------------
                  Statutory federal income tax rate                                    (34.0%)              (34.0%)
                  Permanent differences                                                  6.0                  2.0
                  Change in deferred tax asset valuation allowance                      28.0                 32.0
                                                                                ---------------     ---------------

                                                                                $        0.0%       $         0.0%
                                                                                ===============     ===============

The components of the net deferred tax asset and liability at December 31, 1998 were as follows:

                                                                                           1999                 1998
                                                                                ---------------     ----------------
                  Deferred Tax Asset
                          Net operating loss carryforward                       $     5,330,397     $      1,342,785
                          Accrual to cash adjustments                                   203,350              495,606
                          Tax basis goodwill                                          1,101,772            1,183,892
                          Valuation allowance                                        (6,635,519)          (3,022,283)
                                                                                ---------------     ----------------

                  Net Deferred Tax Asset                                        $           --      $            --
                                                                                ===============     ================


The recognition of deferred tax assets is based upon judgements regarding the potential realization of such assets in the future. management believes that realization is not assured therefore has provided an allowance for the entire deferred tax asset.

The Company has net operating loss carryforwards in the amount of $14,357,183 which will begin to expire in 2013

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

if not utilized.

NOTE 14 - SHORT-TERM NOTES PAYABLE

Short-term notes payable consist of the following:                                            1999                 1998
                                                                                   ---------------     ----------------

           Short-term  notes  payable to  various  individuals,  family  trusts, partnerships or limited liability companies, interest
            rates from 20% to 120%, unsecured                                      $     2,501,796     $        678,700

           Short-term  notes  payable to  various  individuals,  family  trusts, partnerships or limited liability companies, interest
            rates from 15% to 48%, secured by real estate                                8,053,780            2,010,000

           Short-term notes payable to trusts, interest rates from 24%
            to 36%, collateralized by accounts receivable                                1,966,324               50,000
                                                                                   ---------------     ----------------

                                                                                   $    12,521,900     $      2,738,700
                                                                                   ===============     ================

NOTE 15 - SHORT-TERM NOTES PAYABLE - RELATED PARTIES

The Company has various short-term notes payable with various employees and their immediate family members. The notes bear interest between 12% and 36% per annum and are unsecured. The balances of these notes were $294,696 and 338,689 at December 31, 1999 and 1998, respectively.

The Company has a revolving line of credit with interest at a rate of 10% annually calculated on month end outstanding balances, with Open Seas Trading
Company, a Utah corporation. Open Seas is a related party through common ownership and control. As of December 1999, Open Seas owed the Murdock Group $328,147 and as of December 31, 1998, the Company owed Open Seas $339,789.

In January 1998, the Company sold 375 units to related parties. Each unit consisted of a $1,000 promissory note and 400 shares of the Company's Class A common stock. The notes initially carried an interest rate of 16% and matured one year from the date of issuance. The Company recorded debt issue costs at $.01 per share or $1,500 upon the issuance of the 150,000 shares of stock. The note holders had an option to extend the maturity date for an additional year, whereupon, if exercised, the note would bear interest at 18% for the entire two year period. At December 31, 1999 and 1998, the balances of these notes were $123,500 and $340,000, respectively.

NOTE 16 - NOTES PAYABLE

Notes payable consists of the following:                                                        1999                 1998
                                                                                     ---------------     ----------------

           24% note payable to individuals, due May
            2001, secured by accounts receivable                                     $       500,000     $        550,000

           20%-24.8%  notes  payable  to a company,  due at  various  times from
            December 2001through February
            2007, unsecured                                                                1,446,191              810,000

           30% convertible  bonds issued to family trusts and a company,  due at various times between April 2000
            and October 2000, unsecured                                                           --              165,000


           18% to 48% notes payable to various family trusts and companies,  due at various times between April 1999 and
            November 2001, unsecured                                                         908,855            1,680,000

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           13 1/2 % notes payable to a company, due November 2001,
             secured by real estate                                                        1,012,000                   --

           24% note payable to a company, due February 2000, secured
            by accounts receivable                                                                --              100,000

                  Total   notes payable                                                    3,867,046            3,305,000

                  Less current portion                                                      (951,963)          (1,915,000)
                                                                                     ---------------           ----------

                  Notes payable less current portion                                 $     2,915,083     $      1,390,000
                                                                                     ===============     ================



The following table represents principal maturities of notes payable for each of the next five years:

                                          2000                                  $       951,963
                                          2001                                        1,161,981
                                          2002                                          871,329
                                          2003                                           75,280
                                          2004                                           88,827

NOTE 17 - NOTES PAYABLE - RELATED PARTY

Notes payable to related parties consists of the following:                                1999                 1998
                                                                                ---------------     ----------------

           30% convertible bond issued to a trust, due June 2000,               $       15,000      $        100,000
            unsecured
           24% note payable to an individual, due April 1999,
            unsecured                                                                        --               40,000

                  Total notes payable - related party                                    15,000              140,000

                  Less current portion                                                  (15,000)             (40,000)
                                                                                ---------------     ----------------

                  Notes payable - related party less current portion            $           --      $        100,000
                                                                                ===============     ================

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The book value of the Company's financial instruments approximates fair value. The estimated fair values of financial instruments have been determined using appropriate market information and valuation methodologies.


NOTE 19 - COMMON STOCK TRANSACTIONS

In addition to the equity transactions described elsewhere, the Company had the following transactions relating to its common stock:

In 1998, the Company purchased 800,000 shares of Class A common stock from an individual who is a former employee and founder at the founder's price of $80 that he originally paid for those shares. In conjunction with this purchase, the Company has granted him an option to buy back the 800,000 Company shares of Class A common stock in 1999 at a discount of 15% of the market trading price, if any. This option expired at the end of 1999.

In 1998, the Company issued 384,000 shares of Class A common stock as incentives for two officers. The Company recorded selling, general, and administrative, expenses of $461,350 related to this stock issuance.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1998, existing shareholders canceled 1,549,500 shares of their Class A common stock for no consideration.

The Company issued 375,940 shares of its Class A common stock in a private placement in exchange for $450,000.

Concurrent with the initial public offering, an officer has acquired the right to receive 100,000 shares of common Class A stock at $5 each, with vesting at 25,000 share per year at issue date. With the rescission of the initial public offering, the purchase price of this offering was dropped to $1.00 per share.

As part of the consideration given to a lender to acquire financing, the Company issued 375,940 shares of stock. The Company agreed to repurchase these shares at $1.50 per share by June 1, 2000 if the public market for these shares had not attained that level. Accordingly, these shares are considered to be redeemable under this agreement and have been presented under the caption of "Redeemable Stock" in the financial statements.

In 1999, the Company issued 10,540,837 shares of Class A common stock for the following:

During 1999, part of the consideration paid to acquire investments in real estate was the issuance of 5,678,789 shares of Company stock at a price of $1.50 per share.

$3,532,617 of debt was converted to equity with the Company issuing 3,060,539 shares of stock.

The Company issued 1,103,187 shares of stock for cash at a price of $1.00 per share.

The Company issued 113,600 shares to employees as bonuses, valued at $1.00 per share.

584,722 shares were issued for services relating to the acquisition of real estate and financing needs, valued between $1.00 and $1.50 per share.

79,000 shares were cancelled by the company.

The Company's president has personally guaranteed the value of 399,500 shares issued to an individual at $1.50 per share as partial consideration given in connection with the acquisition of certain real estate investments. This guarantee is exercisable by the shareholder between May 22, 2001 and June 22, 2001. Accordingly, these shares are considered to be redeemable under this agreement and have been presented under the caption of "Redeemable Stock" in the financial statements.

NOTE 20 - STOCK OPTIONS AND WARRANTS

Non-Qualified Plan - On July 1, 1999, the Company adopted The Murdock Group Career Satisfaction Corporation 1999 Stock Option and Incentive Plan for the benefit of officers and other key employees. The Company's Board of Directors approved 1,500,000 shares of authorized but unissued shares of common stock be reserved for issuance under the plan. The Plan directs that a committee shall be formed which will have the authority to select participants in the plan, the number of options to be granted, the exercise price and the vesting period. Options granted under this plan are as follows:

                                                                                                            Weighted
                                                                                                             Average
                                                                                                            Exercise
                                                                                       Shares                  Price
                                                                                ---------------     ----------------

           Balance at December 31, 1998                                                     --      $            --
           Granted                                                                      812,000                 1.00
           Exercised                                                                        --                   --
           Canceled                                                                         --                   --
                                                                                ---------------     ----------------
           Balance December 31, 1999                                                    812,000     $           1.00
                                                                                ===============     ================



                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option granted and modified was estimated on the date of grant or modification using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants and modifications in 1999: expected volatility of 0, risk-free interest rates ranging from 5% to 6.33%, and expected lives 7 years.

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. There were no options granted at an exercise price which was less than the fair value of the Company's stock on the date of grant. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                                            1999                 1998
                                                                                ----------------     ----------------

                  Net Loss                          As reported                 $    (12,446,697)   $      (6,636,101)
                                                    Pro forma                   $    (12,557,967)   $      (6,636,101)

                  Net Loss per Share                As reported                 $          (1.00)   $           (0.75)
                                                    Pro forma                   $          (1.00)   $           (0.75)

During 1999, the Company has also granted warrants to non-employees to purchase 166,500 shares of common stock of which 151,500 were exercisable at December 31, 1999. 16,500 are exercisable at $1.00 per share while 150,000 are exercisable at $1.50 per share. The Company has not recognized any expense related to these warrants.

NOTE 21 - SUBSEQUENT EVENTS

Subsequent to year end the Company increased its short-term borrowings by $2,871,000. These proceeds were used to fund the operations of myjobsearch.com and to service debt interest costs.

The Company entered into an agreement with a public relations firm to promote its stock. The agreement calls for the firm to receive $5,000 per month plus 25,000 shares of common stock with options to purchase an additional 75,000 shares at the current prevailing market rate.

The Company's majority owned subsidiary entered into a lease agreement for new office space for 5 years with monthly lease payments of around $11,000.

The Company's majority owned subsidiary sold 2,400,000 shares of its common stock for $2.50 per share raising $6,000,000 in proceeds in a private placement memorandum. With this equity sale, the Company ownership in the subsidiary was reduced to a less than 50% ownership interest.