Form 10QSB
period 2000-03-31
MURDOCK GROUP CAREER SATISFACTION CORP
filed 2000-06-13
CIK 1054512

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _____________.

Commission file number 0-29705

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
       (Exact name of small business issuer as specified in its charter)

         Utah                                                  87-0574421
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

5295 South Commerce Drive, Suite 300
Salt Lake City, Utah                                                    84107
(Address of principal executive offices)                              (Zip Code)

                                 (801) 268-3232
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

As of May 1, 2000, the issuer had 18,224,971 shares of class A voting common stock outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes [  ] No [X]

                                Table of Contents

                         Part I - Financial Information

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets                               3
         Condensed Consolidated Statement of Operations                      5
         Condensed Consolidated Statement of Stockholder Deficit             6
         Condensed Consolidated Statement of Cash Flow                       7
         Notes to Condensed Consolidated Financial Statements                9
Item 2.  Management's Discussion and Analysis or Plan of Operation          11

                           Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds                          13
Item 6.  Exhibits and Reports on Form 8-K                                   14
Signatures                                                                  15

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              March 31,                 December 31,
                                                                                 2000                       1999
                                                                             (Unaudited)                 (Audited)

Current Assets

         Cash                                                           $               77,400     $                1,907
         Current portion of contracts receivable, net                                  486,849                    712,219
         Accounts receivable - related parties                                         283,148                    361,147
         Accrued interest receivable                                                   144,233                    120,820
         Prepaid and other current assets                                               70,721                     59,884
         Deferred offering costs                                                            --                         --
                                                                        -----------------------    -----------------------

                  Total Current Assets                                               1,062,351                  1,255,977
                                                                        -----------------------    -----------------------

Property and Equipment, at cost

         Computer equipment                                                          1,137,820                    972,026
         Software                                                                      321,066                    384,998
         Furniture and fixtures                                                        364,684                    364,685
         Leasehold improvements                                                         77,574                     77,574
                                                                        -----------------------    -----------------------
                                                                                     1,901,145                  1,799,283
         Less:  accumulated depreciation and amortization                             (489,566)                  (369,849)
                                                                        -----------------------    -----------------------

                  Net Property and Equipment                                         1,411,579                  1,429,434
                                                                        -----------------------    -----------------------

Other Assets

         Contracts receivable - less current portion, net                              680,224                    507,844
         Deposit and other assets                                                      243,901                     96,854
         Investments                                                                11,220,850                 11,067,850
                                                                        -----------------------    -----------------------

                  Total Other Assets                                                12,144,975                 11,672,548
                                                                        -----------------------    -----------------------

Total Assets                                                            $           14,618,905     $           14,357,959
                                                                        =======================    =======================

















         The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                   LIABILITIES

                                                                              March 31,                 December 31,
                                                                                2000                        1999
                                                                             (Unaudited)                 (Audited)

Current Liabilities

         Short-term notes payable                                       $           15,743,497     $           12,521,900
         Short-term notes payable - related parties                                    546,670                    418,196
         Current portion of notes payable                                              905,008                    951,963
         Current portion of notes payable - related parties                             15,000                     15,000
         Current portion of obligations under capital leases                           457,843                    554,431
         Accounts payable                                                            3,326,761                  2,676,957
         Accrued liabilities                                                           752,706                    590,564
         Unearned revenue                                                              150,000                     50,000
                                                                        -----------------------    -----------------------

                  Total Current Liabilities                                         21,897,485                 17,779,011
                                                                        -----------------------    -----------------------

Notes payable                                                                        2,896,939                  2,915,083
Notes payable - related parties                                                                                        --
Obligations under capital leases                                                       673,651                    642,754
                                                                        -----------------------    -----------------------

                  Total Long-Term Liabilities                                        3,570,590                  3,557,837
                                                                        -----------------------    -----------------------

Redeemable Common Stock

         Common Stock - Class A, no par value, 775,440 shares issued and outstanding, respectively; redeemable at $1.50 per share

                                                                                     1,163,160                  1,163,160
                                                                        -----------------------    -----------------------

Stockholders' Deficit

         Common Stock - Class A, no par value, 100,000,000 shares authorized; 18,224,971 shares and 18,174,637 shares issued

         and outstanding respectively                                               13,612,164                 13,536,661
         Common Stock - Class B, no par value, 100,000,000 shares
         authorized; no shares issued and outstanding                                       --                         --
         Accumulated deficit                                                       (25,624,494)               (21,678,710)
                                                                        ------------------------    ----------------------

                  Total Stockholders' Deficit                                      (12,012,330)                (8,142,049)
                                                                        ------------------------    ----------------------

Total Liabilities and Stockholders' Deficit                             $           14,618,905     $           14,357,959
                                                                        =======================    =======================









         The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Three Months       For the Three Months
                                                                           Ended March 31,            Ended March 31,
                                                                                 2000                       1999
                                                                             (Unaudited)                (Unaudited)

Revenue

         Service revenue, inclusive of interest charged                 $              630,339     $              661,668
         Less contract discounts and cancellations                                     (55,640)                   (52,848)
                                                                        -----------------------    -----------------------

                  Net Revenue                                                          574,699                    608,820
                                                                                                   -----------------------

Cost of Revenue                                                                        133,843                    240,443
                                                                        -----------------------    -----------------------

                  Gross Profit                                                         440,856                    368,377
                                                                        -----------------------    -----------------------

Operating Expenses

         Selling, general and administrative                                         1,765,541                  1,319,161
         New products research and development                                         725,405                     72,001
         Depreciation and amortization                                                  90,440                     48,874
                                                                        -----------------------    -----------------------

                  Total Operating Expense                                            2,581,386                  1,440,037
                                                                        -----------------------    -----------------------

Other Income (Expense)

         Interest expense                                                           (1,817,330)                  (673,797)
         Other income                                                                   10,895                     (9,208)
                                                                        -----------------------    ------------------------

                  Total Other Income (Expenses)                                     (1,806,435)                  (683,006)
                                                                        -----------------------    -----------------------

Loss Before Minority Interest                                                        3,946,965                         --

                                                                        -----------------------    -----------------------

Minority Interest in Loss of Consolidated Subsidiary                                     1,181                         --
                                                                        -----------------------    -----------------------

Net Loss                                                                $           (3,945,784)    $           (1,754,664)
                                                                        =======================    =======================

Basic and Diluted Net Loss Per Class A Common Share                     $                 (.22)    $                (0.21)
                                                                        =======================    =======================

Weighted Average Class A Shares Used in Per Share Calculations                      18,224,971                  8,405,088
                                                                        =======================     ======================












       The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 MARCH 31, 2000

                                                                Class A Common Stock          Accumulated
                                                                Shares          Amount          Deficit             Total

Balance - December 31, 1997                                     9,880,000       $       988  ($   1,868,152)      ($1,867,164)
Shares issued pursuant to offering of promissory notes at
a value                                                           150,000             1,500              --             1,500
   Of $0.01 per share during January 1998
Shares issued for services at $1.22 per share                     131,800           161,193              --           161,193
Shares issued in exchange for members interest in LLC           8,205,800                                --                --
Cancellation of shares received and dissolution of LLC        (8,205,800)              (821)             --              (821)
Shares issued for services at $1.20 per share                     675,940           810,030              --           810,030
Shares purchased from initial shareholder                        (800,000)              (80)             --               (80)
Shares cancelled by initial shareholders                       (1,549,500)                               --                --
Redeemable shares                                                (375,940)         (563,910)                         (563,910)
Net Loss                                                                                         (6,636,101)       (6,636,101)
                                                             -------------      ------------  --------------   ---------------

Balance - December 31, 1998                                     8,112,300           408,900      (8,504,253)       (8,095,353)

Shares issued for cash at a value of $1.00 per share            1,103,187         1,103,187              --         1,103,187
Shares issued to employees as bonuses, valued at $1.00 per        113,600           113,600              --           113,600
share
Shares issued for services; valued at $1.00 to $1.50 per          584,722           610,929              --           610,929
share
Shares issued to pay off debt; valued at $1.00 to $1.25         3,060,539         3,532,617              --         3,532,617
per share
Shares issued to purchase real estate property; valued at       5,678,789         8,485,178              --         8,485,178
$1.50
   per share
Shares purchased in connection with real estate
acquisitions at                                                   (79,000)         (118,500)             --          (118,500)
   $1.50 per share
Redeemable shares                                                (399,500)         (599,250)             --          (599,250)
Net Loss                                                               --                --     (13,174,457)      (13,174,457)
                                                             -------------      ------------  --------------   ---------------

Balance - December 31, 1999                                    18,174,637        13,536,661     (21,678,710)       (8,142,049)

Shares issued for services; valued at $1.00 to $1.50 per            1,134             1,701              --             1,701
share

Shares issued to purchase real estate property; valued at
$1.50                                                              49,200            73,800              --            73,800
   per share
Net Loss                                                                                         (3,945,784)       (3,945,784)
                                                             -------------      ------------  --------------   ---------------

Balance -- March 31, 2000                                      18,224,971       $13,612,162  ($  25,624,494)  ($    12,012,332)
                                                             =============      ============  ==============   ===============













         The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the Three Months       For the Three Months
                                                                           Ended March 31,            Ended March 31,
                                                                                 2000                       1999
                                                                                 ----                       ----
                                                                             (Unaudited)                (Unaudited)

Cash Flows From Operating Activities

         Net Loss                                                            $      (3,945,784)           $     (1,754,665)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Expenses paid by stock issuances                                       2,055
                  Depreciation and amortization                                        120,717                      48,874
                  Noncash expenses                                                      72,219
                  Loss on disposition of property and equipment                              0
                  Loss on disposition of other assets                                        0
         Change in operating assets and liabilities
                  Contracts receivable                                                  52,990                    (360,053)
                  Contracts receivable - related party
                  Accrued interest receivable                                          (16,948)
                  Prepaid expenses and other                                           (54,347)
                  Amounts due from related parties -current                                 --                          --
                  Deferred offering costs                                                   --                    (130,440)
                  Intangible assets                                                         --                          --
                  Deposits and other assets                                                 --                      (9,481)
                  Amounts due from related parties                                          --                          --
                  Accounts payable                                                    (649,651)                    253,281
                  Accrued expenses (liabilities)                                       162,142                    (420,878)
                  Unearned revenue                                                     100,000
                  Minority interest in loss of subsidiary                               (1,181)
                                                                             ------------------           -----------------
                     Net Cash Used in Operating Activities                          (2,858,486)                 (2,373,362)
                                                                             ------------------           -----------------

Cash Flows From Investing Activities

         Acquisition of real estate investments                                             --
         Purchases of property and equipment                                           (25,675)                   (126,902)
         Decrease in deposits and other assets                                              --
         Proceeds (payments) from investments                                               --
         Increase in Note Receivable                                                   (34,643)                         --

                                                                             ------------------           -----------------
                  Net Cash Used In Investing Activities                                (60,318)                   (126,902)
                                                                             ------------------           -----------------

Cash Flows From Financing Activities

         Increase in minority interests                                                    826
         Proceeds from notes payable                                                 4,177,579                   5,297,541
         Proceeds from related party notes payable                                     426,926
         Principal payments on notes payable                                        (1,100,280)                 (3,668,764)
         Principal payments on related party notes payable                            (292,517)
         Payments on capital lease obligations                                        (141,878)
         Payments for private placement offering                                      (76,359)
         Proceeds from sale of stock                                                        --                     875,152
                                                                             ------------------           -----------------
         Net Cash Provided by Financing Activities                                   2,994,297                   2,503,929
                                                                             ------------------           -----------------
Net Increase (Decrease) in Cash                                                         75,493                       3,665
Cash at Beginning of Year                                                                1,907                       4,289
                                                                             ------------------           -----------------
Cash at End of Year                                                          $          77,400            $          7,954
                                                                             ==================           =================


         The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Three Months       For the Three Months
                                                            Ended March 31,            Ended March 31,

                                                                  2000                       1999
                                                                  ----                       ----
                                                              (Unaudited)                (Unaudited)

Supplemental Cash Flow Information
         Cash paid during year for:

                  Interest                               $          1,198,911       $              591,000
                                                         =======================    =======================

                  Income Taxes                                               --                         --
                                                         =======================    =======================


Supplemental Disclosures of Noncash Investing and
Financing Activities

         Stock issued in conversion of notes payable                  357,616                           --
         Stock issued for investments in real estate                   73,800                           --
         Debt issued for investments in real estate                    79,200                           --
         Equipment acquired under capital leases                            0                           --





























       The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Nature of Operations

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999. Unless the context otherwise requires, reference to "the Company" or "The Murdock Group" includes The Murdock Group Career Satisfaction Corporation, a Utah corporation, and its subsidiary, myjobsearch.com, inc., a Delaware corporation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The interim financial statements should be read in conjunction with the following explanatory notes. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 2 - Operations

The Company is a job-search and employment training company. The Company is focused to service professionals with five or more years of experience who are dissatisfied with their career direction or current job situation. The Company offers job-search training workshops, consultants and coaches, and access to a job-search resource center.

The Company also provides full-service hiring assistance, including training, recruiting, and outplacement to corporations. Substantially all of the Company's revenue is from the services described above. At its inception, the Company purchased assets, a copyright, rights to the business name, and miscellaneous intangible assets from an individual operating as a sole proprietorship.

In June 1999, the Company formed a Delaware subsidiary called myjobsearch.com ("MJS") and transferred to MJS all the Company's developmental materials for and interest in the web site myjobsearch.com in exchange for 2,000,000 common shares of MJS.

MJS issued 1,362,449 shares to the shareholders of the Company on the basis of one MJS share for each Company share held. The shares were sold at par value, $.01 per share, raising $13,624.

On July 30, MJS sold 257,700 shares of common stock at $.15 per share, raising a total of $379,050.

MJS is currently in development and to date has not recognized any revenue.

In September 1999, the Company established a real-estate division to acquire and prepare for development or hold for investment undeveloped real property.

Note 3 - Net Income (Loss) Per Common Share

Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock including convertible preferred stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

At March 31, 2000, there were outstanding options and warrants to purchase 2,154,231 shares of common stock.

Note 4 - Segment Information

The Company has two operating segments, real estate and career services. Management considers these segments of the Company to be the only reportable operating segments. These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company. Management evaluates performance based on sales revenue and the amount of operating income or loss.

Segment profit or loss is based on profit or loss from operations before income taxes and includes a management fee charged by the domestic operation to each of the foreign entities. All other intersegment transactions are eliminated from the following segment information. Interest revenues and expenses, income taxes and equity in the earnings of subsidiaries, while significant, are not included in the Company's determination of segment profit or loss in assessing the performance of a segment. To date all revenues from operations have been derived from the career development services segment of the Company.

Note 5 - Revenue Recognition

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

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

Three months ended March 31, 2000 compared to three months ended March 31, 1999.

Net service revenues decreased to $574,699 during the three months ended March 31, 2000, compared to $608,820 for the same period in the prior year. The decrease in service revenue was primarily a result of closing the Portland and Seattle branches and the type of contract sold during the quarter. These contracts do not provide guarantees for the customer and as a result make the service more difficult to sell. Also, the Company requires clients to attend certain career training workshops before the client's contract is accepted. This has resulted in reductions in both service revenues and cancellations. The Company has also tightened its credit policy with a focus on selling to those customers with the ability to pay for the service.

Direct cost of services decreased to $133,843 during the quarter ended March 31, 2000, compared to $240,443 during the quarter ended March 31, 1999. The decrease in direct cost of services is a result of lower sales and improved delivery of the Company's products using a group setting as compared to one-on-one coaching. The Company has also focused on costs associated with the delivery of the product to the client and reduced such costs where possible. Gross profit as a percentage of net service revenues was 77% during the first quarter of 2000, compared to 61% during the first quarter of 1999. The improvement in gross profit as a percentage of net service revenues was primarily a result of the delivery of the Company's new product in a group setting, the target reduction of expenses where possible and the reclassification of certain indirect costs associated with advertising in 2000.

General and administrative expenses, which include selling expense, increased to $1,765,541 during the three-month period ended March 31, 2000, compared to $1,319,161 during the three months ended March 31, 1999. The increase in general and administrative expense is a direct result of a write off of bad debt on contracts of approximately $242,500.

Interest expense increased to $1,817,330 during the quarter ended March 31, 2000, compared to $673,797 during the same quarter in the prior year. The increase in interest expense was a result of higher outstanding debt balances, increased rates on funds borrowed and certain costs incurred with obtaining financing. See "Liquidity and Capital Resources." The Company anticipates that the acquisition of real estate to be used as collateral for loans will reduce the interest rates on its borrowings.

Liquidity and Capital Resources

The Company has suffered recurring losses from operations since its inception in 1996 and as of March 31, 2000, had an accumulated deficit of $25,624,494 compared to an accumulated deficit of $21,678,710 at December 31, 1999. The accumulated deficit reflects losses associated with the development and startup of operations and significant costs for research and development for the Company's propriety job-search technology and training system and costs associated with the startup of the Company's Real Estate Division and its Internet subsidiary. The Company has also experienced losses from interest expense associated with the large amount of debt the Company has incurred, which carries high interest rates.

Once the branch model is perfected, this technology should enable the Company to effectively service a large volume of customers in each office and provide a model to expand operations into other locations. During the three-month period ended March 31, 2000, the Company acquired a parcel of land primarily with its common stock. Several parcels have also required cash down payments of approximately 20% and the assumption of debt. During the quarter ended March 31, 2000, the Company acquired land with an estimated value of approximately $135,000. To purchase this land the Company incurred additional debt totaling approximately $62,000 in the form of cash down payments, debt assumptions or seller financing, and issued stock of the Company valued at approximately $73,800. The Company intends to use the acquired land as collateral to secure new favorable debt to replace the Company's existing short-term, high interest rate debt. During the quarter ended March 31, 2000, the Company acquired 19% ownership of a small career training company in Seattle, Washington at a cost of $18,000.

At March 31, 2000, the Company had a working capital deficit of approximately $20,835,134 compared to a deficit of $16,523,034 at December 31, 1999. This working capital deficit is a result of funding operating losses primarily through short-term borrowings. The interest rates associated with these short-term borrowings are significantly higher than prime interest rates. The Company believes that with its recent land acquisitions, it can significantly reduce the short term, high interest rate debt with more favorable lower interest rate debt. Some of the land may also be sold to reduce the Company's total debt and fund future operations.

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

Special Statement Concerning Forward-looking Statements

This Report, in particular the "Management's Discussion and Analysis or of Operation" section, contains forward-looking statements concerning the expectations and anticipated operating results of the Company. All such forward-looking statements contained herein are intended to qualify for the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions the reader that numerous factors govern whether events described by any forward-looking statement made by the Company will occur. Any one of such factors could cause actual results to differ materially from those projected by the forward-looking statements made in this Report. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company.

Assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the results of the clinical trials and the time and money required to successfully complete those trials, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements in this Report are reasonable, any of these assumptions could prove inaccurate. Therefore, there can be no assurance that the results contemplated in any of the forward-looking statements will be realized. Budgeting and other management decisions are subjective in many respects and are susceptible to interpretations and periodic revision based on actual experience and business developments, the impact of which may cause the Company to alter its marketing capital expenditure plans or other budgets. This will affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements, any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                           Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

Issuance of Unregistered Equity Securities during the Quarter Ended March 31,
2000


During the quarter ended March 31, 2000, the Company issued a total of 49,200 restricted shares of common stock as partial consideration for the purchase of real property.

In connection with the issuance of restricted stock described above, the Company relied upon exemptions from the registration requirements of the Securities Act of 1933, including the exemptions afforded by Rule 505 and Section 4(2) under the Securities Act for offers and sales of securities not involving any public offering.

The acquirer of these shares represented and warranted to the Company that it was acquiring the shares for its own account and for investment and not with a view to the public resale or distribution thereof. In addition, the acquirer was advised that the securities issued in this transaction are restricted securities and that there are significant restrictions on transferability of the securities by reason of federal and state securities laws and that the acquirer could not sell or otherwise transfer the securities except in accordance with applicable securities laws.

The acquirer of these securities was provided with access to all material information (and with the opportunity to ask questions and receive answers) regarding the Company and the securities, and represented that it was an accredited investor under Rule 501 of Regulation D or that it had such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the acquisition and holding of the securities issued in this transaction.

A legend was placed on all certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. No underwriter was involved in this transaction and no securities sales commission was paid.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No. 27                      Financial Data Schedule

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Murdock Group Career Satisfaction Corporation
Dated this 9th day of June, 2000

/s/ KC Holmes
-------------------------------------
KC Holmes, CEO
(Principal Executive Officer)

/s/ Chet Nichols
------------------------------------
Chet Nichols, Controller
(Principal Accounting Officer)