Form 10QSB/A
period 2000-03-31
MURDOCK GROUP CAREER SATISFACTION CORP
filed 2000-06-15
CIK 1054512

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB
                                AMENDMENT NO. 1

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

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              March 31,                 December 31,
                                                                                 2000                       1999
                                                                             (Unaudited)

Current Assets

         Cash                                                           $               77,400     $                1,907
         Current portion of contracts receivable, net                                  486,849                    712,219
         Accounts receivable - related parties                                         283,148                    361,147
         Accrued interest receivable                                                   144,233                    120,820
         Prepaid and other current assets                                               70,721                     59,884
                                                                        -----------------------    -----------------------

                  Total Current Assets                                               1,062,351                  1,255,977
                                                                        -----------------------    -----------------------

Property and Equipment, at cost

         Computer equipment                                                          1,137,820                    972,026
         Software                                                                      321,066                    384,998
         Furniture and fixtures                                                        364,684                    364,685
         Leasehold improvements                                                         77,574                     77,574
                                                                        -----------------------    -----------------------
                                                                                     1,901,145                  1,799,283
         Less:  accumulated depreciation and amortization                             (489,566)                  (369,849)
                                                                        -----------------------    -----------------------

                  Net Property and Equipment                                         1,411,579                  1,429,434
                                                                        -----------------------    -----------------------

Other Assets

         Contracts receivable - less current portion, net                              680,224                    507,844
         Deposit and other assets                                                      243,901                     96,854
         Investments                                                                11,220,850                 11,067,850
                                                                        -----------------------    -----------------------

                  Total Other Assets                                                12,144,975                 11,672,548
                                                                        -----------------------    -----------------------

Total Assets                                                            $           14,618,905     $           14,357,959
                                                                        =======================    =======================

















         The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                   LIABILITIES

                                                                              March 31,                 December 31,
                                                                                2000                        1999
                                                                             (Unaudited)

Current Liabilities

         Short-term notes payable                                       $           15,743,497     $           12,521,900
         Short-term notes payable - related parties                                    546,670                    418,196
         Current portion of notes payable                                              905,008                    951,963
         Current portion of notes payable - related parties                             15,000                     15,000
         Current portion of obligations under capital leases                           457,843                    554,431
         Accounts payable                                                            3,326,761                  2,676,957
         Accrued liabilities                                                           752,706                    590,564
         Unearned revenue                                                              150,000                     50,000
                                                                        -----------------------    -----------------------

                  Total Current Liabilities                                         21,897,485                 17,779,011
                                                                        -----------------------    -----------------------

Notes payable                                                                        2,896,939                  2,915,083
Obligations under capital leases                                                       673,651                    642,754
                                                                        -----------------------    -----------------------

                  Total Long-Term Liabilities                                        3,570,590                  3,557,837
                                                                        -----------------------    -----------------------

Redeemable Common Stock

         Common Stock - Class A, no par value, 775,440 shares issued and outstanding, respectively; redeemable at $1.50 per share

                                                                                     1,163,160                  1,163,160
                                                                        -----------------------    -----------------------

Stockholders' Deficit

         Common Stock - Class A, no par value, 100,000,000 shares authorized; 18,224,971 shares and 18,174,637 shares issued

         and outstanding respectively                                               13,612,164                 13,536,661
         Common Stock - Class B, no par value, 100,000,000 shares
         authorized; no shares issued and/or outstanding                                    --                         --
         Accumulated deficit                                                       (25,624,494)               (21,678,710)
                                                                        ------------------------    ----------------------

                  Total Stockholders' Deficit                                      (12,012,330)                (8,142,049)
                                                                        ------------------------    ----------------------

Total Liabilities and Stockholders' Deficit                             $           14,618,905     $           14,357,959
                                                                        =======================    =======================









         The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Three Months       For the Three Months
                                                                           Ended March 31,            Ended March 31,
                                                                                 2000                       1999
                                                                             (Unaudited)                (Unaudited)

Revenue

         Service revenue, inclusive of interest charged                 $              630,339     $              661,668
         Less contract discounts and cancellations                                     (55,640)                   (52,848)
                                                                        -----------------------    -----------------------

                  Net Revenue                                                          574,699                    608,820

Cost of Revenue                                                                        133,843                    240,443
                                                                        -----------------------    -----------------------

                  Gross Profit                                                         440,856                    368,377
                                                                        -----------------------    -----------------------

Operating Expenses

         Selling, general and administrative                                         1,765,541                  1,319,161
         New products research and development                                         725,405                     72,001
         Depreciation and amortization                                                  90,440                     48,874
                                                                        -----------------------    -----------------------

                  Total Operating Expense                                            2,581,386                  1,440,037
                                                                        -----------------------    -----------------------

Other Income (Expense)

         Interest expense                                                           (1,817,330)                  (673,797)
         Other income                                                                   10,895                     (9,208)
                                                                        -----------------------    ------------------------

                  Total Other Income (Expenses)                                     (1,806,435)                  (683,006)
                                                                        -----------------------    -----------------------

Loss Before Minority Interest                                                        3,946,965                         --

Minority Interest in Loss of Consolidated Subsidiary                                     1,181                         --
                                                                        -----------------------    -----------------------

Net Loss                                                                $           (3,945,784)    $           (1,754,664)
                                                                        =======================    =======================

Basic and Diluted Net Loss Per Class A Common Share                     $                (0.22)    $                (0.20)
                                                                        =======================    =======================

Weighted Average Class A Shares Used in Per Share Calculations                      18,224,971                  8,600,591
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

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the Three Months       For the Three Months
                                                                           Ended March 31,            Ended March 31,
                                                                                 2000                       1999
                                                                                 ----                       ----
                                                                             (Unaudited)                (Unaudited)

Cash Flows From Operating Activities

         Net Loss                                                            $      (3,945,784)           $     (1,754,665)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Expenses paid by stock issuances                                       2,055
                  Depreciation and amortization                                        120,717                      48,874
                  Noncash expenses                                                      72,219
         Change in operating assets and liabilities
                  Contracts receivable                                                  52,990                    (360,053)
                  Accrued interest receivable                                          (16,948)                         --
                  Prepaid expenses and other                                           (54,347)                   (120,357)
                  Deferred offering costs                                                   --                     (63,557)
                  Deposits and other assets                                                 --                     110,878
                  Accounts payable                                                     649,651                     253,281
                  Accrued liabilities                                                  162,142                    (420,878)
                  Unearned revenue                                                     100,000                          --
                  Minority interest in loss of subsidiary                               (1,181)                         --
                                                                             ------------------           -----------------
                     Net Cash Used in Operating Activities                          (2,858,486)                 (2,306,479)
                                                                             ------------------           -----------------

Cash Flows From Investing Activities

         Purchases of property and equipment                                           (25,675)                   (126,902)
         Increase in note receivable                                                   (34,643)                         --

                                                                             ------------------           -----------------
                  Net Cash Used In Investing Activities                                (60,318)                   (126,902)
                                                                             ------------------           -----------------

Cash Flows From Financing Activities

         Increase in minority interests                                                    826
         Proceeds from notes payable                                                 4,177,579                   5,230,658
         Proceeds from related party notes payable                                     426,926
         Principal payments on notes payable                                        (1,100,280)                 (3,668,764)
         Principal payments on related party notes payable                            (292,517)
         Payments on capital lease obligations                                        (141,878)
         Payments for private placement offering                                      (76,359)
         Proceeds from sale of stock                                                        --                     875,152
                                                                             ------------------           -----------------
         Net Cash Provided by Financing Activities                                   2,994,297                   2,437,046
                                                                             ------------------           -----------------
Net Increase (Decrease) in Cash                                                         75,493                       3,665
Cash at Beginning of Year                                                                1,907                       4,289
                                                                             ------------------           -----------------
Cash at End of Year                                                          $          77,400            $          7,954
                                                                             ==================           =================


         The Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Three Months       For the Three Months
                                                            Ended March 31,            Ended March 31,

                                                                  2000                       1999
                                                                  ----                       ----
                                                              (Unaudited)                (Unaudited)

Supplemental Cash Flow Information
         Cash paid during period for:

                  Interest                               $          1,198,911       $              591,000
                                                         =======================    =======================


Supplemental Disclosures of Noncash Investing and
Financing Activities

         Stock issued in conversion of notes payable                  357,616                           --
         Stock issued for investments in real estate                   73,800                           --
         Debt issued for investments in real estate                    79,200                           --
         Equipment acquired under capital leases                            0                           --





























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

In June 1999, the Company formed a Delaware subsidiary called myjobsearch.com ("MJS") and transferred to MJS all the Company's developmental materials for an interest in the web site myjobsearch.com in exchange for 2,000,000 common shares of MJS.

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

Note 6 - Subsequent Event

On April 17, 2000, the subsidiary was successful in raising approximately $5.7 million ($5.2 million after deducting estimated cash offering costs) through a private placement of convertible preferred stock. Of this amount, $1.8 million was not received in cash but rather related-party notes payable were converted into shares of convertible preferred stock. The private placement reduced the Company's ownership interest in the subsidiary to less than fifty percent.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No. 27                      Financial Data Schedule

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Murdock Group Career Satisfaction Corporation
Dated this 15th day of June, 2000

/s/ KC Holmes
-------------------------------------
KC Holmes, CEO
(Principal Executive Officer)

/s/ Chet Nichols
------------------------------------
Chet Nichols, Controller
(Principal Accounting Officer)