Form 10QSB
period 2000-06-30
MURDOCK GROUP CAREER SATISFACTION CORP
filed 2000-08-22
CIK 1054512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



(Mark one) [X]  Quarterly  report  under  section 13 or 15(d) of the  Securities
                Exchange Act of 1934 For the quarterly period ended
                June 30, 2000

           [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934


Commission file number 0-29705

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                 (Name of small business issuer in its charter)

         UTAH                                            87-0574421
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

  5295 SOUTH COMMERCE DRIVE, SUITE 475, SALT LAKE CITY, UTAH             84107
(Address  of   principal executive offices)                           (Zip Code)

                                 (801) 268-3232
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

As of July 31, 2000, the issuer had 24,773,279 outstanding shares of class A common voting shares (excluding 775,440 shares of Class A redeemable common stock) and no outstanding shares of class B common non-voting shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                Table of Contents

                         Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                 3
         Condensed Consolidated Statement of Operations                        5
         Condensed Consolidated Statement of Cash Flow                         6
         Notes to Condensed Consolidated Financial Statements                  8
Item 2.  Management's Discussion and Analysis or Plan of Operation            10

                           Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds                            12
Item 6.  Exhibits and Reports on Form 8-K                                     13
Signatures                                                                    14

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           ASSETS

                                                                    June 30,            December 31,
                                                                      2000                  1999
                                                                      ----                  ----

Current Assets

         Cash                                                  $           80,019    $           1,907
         Current portion of contracts receivable, net                     479,615              712,219
         Accounts receivable - related parties                            370,611              361,147
         Accrued interest receivable                                      162,810              120,820
         Prepaid and other current assets                                 179,399               59,884
                                                               -------------------   ------------------

                  Total Current Assets                                  1,272,454            1,255,977
                                                               -------------------   ------------------

Property and Equipment, at cost

         Computer equipment                                               487,016              972,026
         Software                                                          85,592              384,998
         Furniture and fixtures                                           382,037              364,685
         Leasehold improvements                                            75,357               77,574
                                                               -------------------   ------------------
                                                                        1,030,002            1,799,283
         Less:  accumulated depreciation and amortization                (417,145)            (369,849)
                                                               --------------------  ------------------

                  Net Property and Equipment                              612,857            1,429,434
                                                               -------------------   ------------------

Other Assets

         Contracts receivable - less current portion, net                 467,760              507,844
         Deposit and other assets                                         165,978               96,854
         Investments in real estate                                    22,096,410           11,067,850
                                                               -------------------   ------------------

                  Total Other Assets                                   22,730,148           11,672,548
                                                               -------------------   ------------------

Total Assets                                                   $       24,615,459    $      14,357,959
                                                               ===================   ==================

















    The notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED) (CONTINUED)

                       LIABILITIES & STOCKHOLDERS' DEFICIT

                                                                    June 30,            December 31,
                                                                      2000                  1999
                                                               -------------------   -----------------

Current Liabilities

         Short-term notes payable                              $       17,739,545    $      12,521,900
         Short-term notes payable - related parties                     2,324,498              418,196
         Current portion of notes payable                               1,425,815              951,963
         Current portion of notes payable - related parties                15,000               15,000
         Current portion of obligations under capital leases              120,907              554,431
         Accounts payable                                               1,125,722            2,676,957
         Accrued liabilities                                            1,044,490              590,564
         Unearned revenue                                                      --               50,000
                                                               -------------------   ------------------

                  Total Current Liabilities                            23,795,977           17,779,011
                                                               -------------------   ------------------

Notes Payable -- less current portion                                   3,801,583            2,915,083
Obligations Under Capital Leases - less current portion                    74,609              642,754
                                                               -------------------   ------------------

                  Total Long-Term Liabilities                           3,876,192            3,557,837
                                                               -------------------   ------------------

Redeemable Common Stock

         Common Stock - Class  A,  no par  value,  775,440
         shares issued and outstanding, respectively;
         redeemable at $1.50 per share
                                                                        1,163,160            1,163,160
                                                               -------------------   ------------------

Stockholders' Deficit

         Common Stock - Class A, no par value,  100,000,000
         shares  authorized; 24,350,279 shares and
         18,174,637 shares issuedand outstanding
          respectively                                                 23,348,651           13,536,661
         Common Stock - Class B, no par value, 100,000,000
         shares authorized; no shares issued or outstanding                                        --                         --
         Accumulated deficit                                          (27,568,521)         (21,678,710)
                                                               -------------------   ------------------

                  Total Stockholders' Deficit                          (4,219,870)          (8,142,049)
                                                               -------------------   ------------------

Total Liabilities and Stockholders' Deficit                    $       24,615,459    $      14,357,959
                                                               ===================   ==================









    The notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          For the Three Months                       For the Six Months
                                                             Ended June 30,                            Ended June 30,
                                                    ----------------------------------        ---------------------------------
                                                         2000               1999                  2000               1999
                                                    ----------------    --------------        --------------     --------------

SERVICE REVENUE, inclusive of interest charge       $       783,885     $     824,427         $   1,414,224      $   1,486,095
Less contract discounts and cancellations                   (59,743)          (81,624)             (115,383)          (134,472)
                                                    ----------------    --------------        --------------     --------------
                  Net Service Revenues                      724,142           742,803             1,298,841          1,351,623

COST OF REVENUE                                             191,250           265,561               325,093            506,004
                                                    ----------------    --------------        --------------     --------------

GROSS PROFIT                                                532,892           477,242               973,748            845,619
                                                    ----------------    --------------        --------------     --------------

OPERATING EXPENSES
         Selling, general and administrative              1,850,618         2,191,615             3,686,021          3,510,776
         New products research and development               69,905           109,415               795,310            181,416
         Depreciation and amortization                       21,102            37,248                41,680             86,122
                                                    ----------------    --------------        --------------     --------------
                  Total Operating Expenses                1,941,625         2,338,278             4,523,011          3,778,314
                                                    ----------------    --------------        --------------     --------------

LOSS FROM OPERATIONS                                     (1,408,733)       (1,861,036)           (3,549,263)        (2,932,695)
                                                    ----------------    --------------        --------------     --------------

OTHER INCOME (EXPENSE)
         Interest expense                               (2,848,415)        (1,629,938)           (4,665,745)        (2,303,735)
         Write-off of non-trade receivables                      --           (44,582)                   --          (110,128)
         Equity in Loss from unconsolidated               (524,387)                --              (524,387)                --
         subsidiary
         Other income                                         2,095            56,492                12,990            112,827
         Gain on issuance of securities by                1,961,247                --             1,961,247                 --
         consolidated subsidiary
                                                    ----------------    --------------        --------------     --------------
                  Total Other Income (expense)           (1,409,460)       (1,618,028)           (3,215,895)        (2,301,036)
                                                    ----------------    --------------        --------------     --------------


LOSS BEFORE MINORITY INTERST                             (2,818,193)        3,479,064)           (6,765,158)        (5,233,731)
MINORITY INTEREST                                           874,168                --               875,349                 --
                                                    ----------------    --------------        --------------     --------------
NET LOSS                                            $    (1,944,025)    $  (3,479,064)        $  (5,889,809)     $  (5,233,731)
                                                    ================    ==============        ==============     ==============

BASIC AND DILUTED NET LOSS PER CLASS A
COMMON SHARE                                        $         (0.11)    $       (0.38)        $       (0.32)     $       (0.61)
                                                    ================    ==============        ==============     ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                      18,331,568         9,169,315            18,278,269          8,513,329
                                                    ================    ==============        ==============     ==============

    The notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             For the Six Months
                                                                                               Ended June 30,
                                                                                    -------------------------------------
                                                                                         2000                  1999
                                                                                    ---------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net Loss                                                                       (5,889,809)           (5,233,731)
         Adjustment to reconcile net loss to net cash used in operating activities
            Depreciation and amortization                                                   95,026                86,122
         Expenses paid with common stock, options
         and notes payable                                                               1,554,270                    --
         Loss from subsidiary (consolidated and equity portion)                          1,589,945                    --
         Gain on issuance of securities in consolidated                                 (1,961,247)                   --
         subsidiary

         Change in operating assets and liabilities:

                  Contracts receivable                                                     263,225              (725,059)
                  Other receivables                                                        (41,990)                   --
                  Other current assets                                                     (45,269)             (210,857)
                  Accounts payable                                                         (72,158)              519,586
                  Accrued liabilities                                                      720,265              (500,773)
                  Other liabilities                                                             --               (33,370)
                                                                                    ---------------       ---------------
         Net cash used in operating activities                                          (3,787,742)           (6,098,082)
                                                                                    ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related parties                                                                 (1,183,441)                   --
Purchases of property and equipment                                                        (17,353)             (143,854)
Increase in other assets                                                                   (97,954)                   --
                                                                                    ---------------       ---------------
         Net cash used in investing activities                                          (1,298,748)             (143,854)
                                                                                    ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and related party note payable                              14,824,338            12,023,643
Payments on notes payables, related party notes payable and capital lease               (9,659,736)          (11,400,680)
obligations

Proceeds from sale of stock                                                                     --             5,631,942

                                                                                    ---------------       ---------------
         Net cash provided by financing activities                                       5,164,602             6,254,905

NET INCREASE (DECREASE) IN CASH                                                             78,112                12,969
                                                                                    ---------------       ---------------

CASH -- BEGINNING OF PERIOD                                                                  1,907                 4,289
                                                                                    ---------------       ---------------

CASH -- END OF PERIOD                                                                       80,019                17,258
                                                                                    ===============       ===============

    The notes to condensed consolidated financial statements are an integral part of these financial statements.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          For the Six Months        For the Six Months
                                                            Ended June 30,            Ended June 30,

                                                                 2000                      1999
                                                          -------------------       -------------------

Supplemental Cash Flow Information

         Cash paid during period for interest             $         3,100,699       $         2,203,878



Supplemental Disclosures of Noncash Investing and
Financing Activities

         Stock issued for investments in real                       9,179,262                        --
         estate
         Debt issued for investments in real estate                 1,849,298                        --
         Conversion of related party receivable                                                      --
         into investment in subsidiary                              1,800,000
         Eliminate prior years' equity in                           2,171,302                        --
         subsidiary
























    The notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Nature of Operations and Principles of Consolidation

The accompanying interim condensed financial statements are unaudited and have been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999. Unless the context otherwise requires, reference to "the Company" or "The Murdock Group" includes The Murdock Group Career Satisfaction Corporation, a Utah corporation, and its subsidiary, CareerWebSource.com, Inc., formerly myjobsearch.com, inc., a Delaware corporation.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 2 - Operations

In June 1999, the Company formed a Delaware subsidiary called myjobsearch.com ("MJS") and transferred to MJS all the Company's developmental materials for an interest in the web site myjobsearch.com in exchange for 2,000,000 common shares of MJS. During the quarter ended June 30, 2000 MJS changed its name to CareerWebSource ("CWS").

On April 17, 2000, the Company converted a $1,800,000 note receivable from CWS into 720,000 shares of CWS voting convertible preferred stock. On that same date, CWS issued 1,632,800 shares of voting convertible preferred stock for $5.2 million after offering costs. As a result of the issuance of voting preferred stock by CWS, the Company recognized a gain on issuance of securities by CWS in the amount of $1,961,247. This transaction resulted in the Company's ownership interest in CWS decreasing to 45% of the total voting shares.

The accompanying condensed consolidated financial statements include the operations of CWS through April 16, 2000 on a consolidated basis and from April 17, 2000 by the equity method of accounting. Intercompany accounts and transactions were eliminated through the date consolidation was discontinued.

The Company is a job-search and employment training company. In addition, the Company has significant leveraged instruments in real estate. The Company focuses on providing services to professionals with five or more years of experience who are dissatisfied with their career direction or current job situation. The Company offers job-search training workshops, consultants and coaches, and access to a job-search resource center. The Company also provides full-service hiring assistance, including training, recruiting, and outplacement to corporations.

In September 1999, the Company established a real estate division to acquire real property and prepare it for development or hold the undeveloped real property for investment.

On June 30, 2000, the Company acquired a total of 750.68 acres of raw land in Eagle Mountain, Utah in exchange for 6,070,308 Class A common voting shares and $1,612,684 in cash. The Company plans to improve the property, complete concept planning and rezoning, and sell the property to one or more developers over the next two years. The seller leased back from the Company the right to farm the property until the property is sold.

Note 3 - Investment in CareerWebSource

As described in Note 1, the Company's investment in CareerWebSource ("CWS") is accounted for using the equity method of accounting from April 17, 2000.

Operations of CWS for the three and six months ended June 30, 2000 were as follows:

                                  For the Three Months        For the Six Months
                                     Ended June 30,             Ended June 30,
                                          2000                       2000
                                  ---------------------       ------------------

     Net contract revenue         $               5,413       $           6,563
     Gross profit                              (241,204)               (458,705)
     Loss from operations                    (1,825,951)             (3,346,546)
     Net loss                                (1,761,554)             (3,373,379)

The Company's share of CWS' loss from April 17, 2000 through June 30, 2000 was $524,387, which reduced the Company's investment in CWS to zero.

Note 4 - Net Loss Per Class A Common Share

Basic net loss per Class A common share ("Basic EPS") includes both common stock and redeemable common stock and is computed by dividing net loss by the weighted average number of Class A common shares outstanding during the period. Diluted net loss per Class A common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue Class A common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect in net loss per Class A common share.

At June 30, 2000, there were outstanding options to purchase 3,256,099 shares of Class A common stock.

Note 5 - Segment Information

The Company has two operating segments: career services and real estate. To date all operations have been derived from the career development services segment of the Company.

Note 6 - Revenue Recognition

The Company's career development program provides the participant an opportunity to attend training classes and the optional use of other resources of the Company such as its career library, job search software, personal coaching and referral services. Revenue from job training services is recognized by the Company upon the participant's completion of the training classes.

Revenue is recognized completely in the month it is earned for those services requiring less than one month to complete. Cash discounts, cancellations, and write-offs are recognized based on certain criteria such as time since last payment made, cancellation requests negotiated and granted, and contract price reduction due to early cash payment.

Note 7 - Stock Options

At June 30, 2000, stock options outstanding were comprised of:

o Employee options totaling 1,951,565 shares with various vesting schedules. During the six months ended June 30, 2000, 1,115,565 options were issued to employees with no compensation expense required.

o Non-Employee options totaling 1,304,534 of which 1,154,534 shares were issued during the six months ended June 30, 2000 with immediate vesting. During the six months ended June 30, 2000, interest expense and settlement charges relating to these options have been recognized in the amounts of $385,488 and $163,038 respectively.

Note 8 - Subsequent Event

On  July  31,  2000,   the  Company   issued   423,000  Class  A  Common  Shares
(non-redeemable) to two individuals pursuant to separate financial consulting service agreements.

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

On June 22, 1999, the Company formed CareerWebSource (formerly myjobsearch.com), an Internet subsidiary that aggregates much of the job-search information on the Internet into one location for the job seeker. CWS also provides tools for the job seeker to enhance the job search process.

In September 1999, the Company formed a Real Estate Division to provide operating capital by acquiring real property, generally undeveloped, in exchange for shares of the Company's common stock, and pledging the property as collateral for loans while seeking to sell the property to developers at a profit.

Results of Operations

Three and six months ended June 30, 2000 compared to three and six months ended June 30, 1999.

Net service revenues decreased to $1,298,841 during the six months ended June 30, 2000, compared to $1,351,623 for the same period in the prior year. The decrease in service revenue was primarily a result of closing the Portland and Seattle branches and the type of contract sold during the period. These contracts do not provide guarantees for the customer and as a result make the service more difficult to sell. Also, the Company requires clients to attend certain career training sessions before the client's contract is accepted. This has resulted in reductions in both service revenues and cancellations. The Company has also tightened its credit policy with a focus on selling to those customers with the ability to pay for the service.

Direct cost of services decreased to $191,250 during the quarter ended June 30, 2000, compared to $265,561 during the quarter ended June 30, 1999. The decrease in direct cost of services is a result of lower sales and improved delivery of the Company's products using a group setting as compared to one-on-one coaching. The Company has also focused on costs associated with the delivery of the product to the client and reduced such costs where possible. Gross profit as a percentage of net service revenues was 74% during the second quarter of 2000, compared to 64% during the second quarter of 1999. The improvement in gross profit as a percentage of net service revenues was primarily a result of the delivery of the Company's new product in a group setting, the target reduction of expenses where possible and the reclassification of certain indirect costs associated with advertising in 2000.

General and administrative expenses, which include selling expense, decreased to $1,850,618 during the three-month period ended June 30, 2000, compared to $2,191,615 during the three months ended June 30, 1999. The decrease in general and administrative expense is a result of maintaining offices in Seattle and Portland in 1999, which were closed for the year 2000.

Interest expense increased to $2,848,415 during the quarter ended June 30, 2000, compared to $1,629,938 during the same quarter in the prior year. The increase in interest expense was a result of higher outstanding debt balances, increased rates on funds borrowed, non-employee stock options and certain costs incurred with obtaining financing. See "Liquidity and Capital Resources." The Company anticipates that the acquisition of real estate to be used as collateral for loans will reduce the interest rates on its borrowings.

Liquidity and Capital Resources

The Company has suffered recurring losses from operations since its inception in 1996 and as of June 30, 2000, had an accumulated deficit of $27,568,521 compared to an accumulated deficit of $21,678,710 on December 31, 1999. The accumulated deficit reflects losses associated with the development and startup of operations and significant costs for research and development for the Company's propriety job-search technology and training system and costs associated with the startup of the Company's Real Estate Division and its Internet subsidiary. The Company has also experienced losses from interest expense associated with the large amount of debt the Company has incurred, which carries high interest rates.

Once the branch model is perfected, this technology should enable the Company to effectively service a large volume of customers in each office and provide a model to expand operations into other locations. During the three-month period ended June 30, 2000, the Company acquired a parcel of land primarily with its common stock. Several other acquired parcels required cash down payments of approximately 20% and the assumption of debt. During the quarter ended June 30, 2000, the Company acquired land with an estimated value of approximately $10,745,000. To purchase this land the Company incurred additional debt totaling approximately $1,990,000 in the form of cash down payments and closing costs, debt assumptions or seller financing, and issued stock of the Company valued at approximately $9,105,462. The Company intends to use the acquired land as collateral to secure new favorable debt to replace the Company's existing short-term, high interest rate debt.

On June 30, 2000, the Company had a working capital deficit of approximately $22,523,523 compared to a deficit of $16,523,034 at December 31, 1999. This working capital deficit is a result of funding operating losses primarily through short-term borrowings. The interest rates associated with these short-term borrowings are significantly higher than prime interest rates. The Company believes that with its recent land acquisitions, it can significantly reduce the short term, high interest rate debt and replace it with more favorable lower interest rate debt and negotiate with current creditors. Some of the land may also be sold to reduce the Company's total debt and fund future operations.

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

During the quarter TMG borrowed $2,422,600 from CWS in order to satisfy loans made to CareerWebSource during the development stage. During the three months ended June 30, 2000, TMG made payments totaling $659,867. Accrued interest for the three months ended June 30, 2000 was $51,346. Subsequent to June 30, 2000 additional payments of $140,351 were made.

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

                           Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

During the period covered by this report the registrant issued a total of 6,125,308 class A voting shares, consisting of (i) 55,000 shares to one trust and one individual as an inducement to loan to the registrant, and (ii) 6,070,308 shares issued in exchange for real property as described in the registrant's Form 8-K filed on July 14, 2000. In connection with all issuances of restricted stock described above, the Company relied upon exemptions from the registration requirements of the Securities Act of 1933, including the exemptions afforded by Rule 506 and Section 4(2) under the Securities Act for offers and sales of securities not involving any public offering. The purchasers of such shares represented and warranted to the Company that they were acquiring the shares for their own account and for investment and not with a view to the public resale or distribution thereof.

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

Item 6. Exhibits and Reports on Form 8-K

(a) The Company has filed the following exhibits as required under Item 601 of Regulation S-B.

Exhibit Index

Exhibit No.                                       Description                                     Page
3.1            Articles of Incorporation dated November 5, 1997                                   Previously filed
3.2            Bylaws dated November 5, 1997                                                      Previously filed
3.3            Amended Bylaws of The Murdock Group Career Satisfaction Corporation dated          Previously filed
               January 3, 2000
4.1            Form of Stock certificate                                                          Previously filed
4.2            Form of Bond certificate                                                           Previously filed
10.1           Purchase of The Murdock Group by Envision Career Services, LLC dated July 26,      Previously filed
               1996.
                                       12



10.2           Exchange Agreement between The Murdock Group and Envision dated May 31, 1998.      Previously filed
10.3           Lease of Office Space by Corporate Headquarters                                    Previously filed
10.4           License Agreement with myjobsearch.com, inc.                                       Previously filed
10.5           1999 Stock Option Plan                                                             Previously filed
10.6           Stock Option Form of Award                                                         Previously filed
10.7           Contract for Purchase of Real Property                                             Previously filed
10.8           Contract for Purchase of Real Property                                             Previously filed
10.9           Contract for Purchase of Real Property                                             Previously filed
10.10          Contract for Purchase of Real Property                                             Previously filed
10.11          Contract for Purchase of Real Property                                             Previously filed
10.12          Contract for Purchase of Real Property                                             Previously filed
10.13          Contract for Purchase of Real Property                                             Previously filed
10.14          Contract for Purchase of Real Property                                             Previously filed
10.15          Contract for Purchase of Real Property                                             Previously filed
10.16          Contract for Purchase of Real Property                                             Previously filed
10.17          Contract for Purchase of Real Property                                             Previously filed
10.18          Contract for Purchase of Real Property                                             Previously filed
10.19          Agreement and Plan of Merger with G&J Farms, Inc                                   Previously filed
10.20          Agreement and Plan of Merger with G.F.S., Inc.                                     Previously filed
10.21          Farm Lease Agreement                                                               Previously filed
16             Letter on change in certifying accountant                                          Previously filed
21.1           List of subsidiaries                                                               Previously filed
23.1           Consent of Hansen Barnett & Maxwell, CPA                                           Previously filed
23.2           Consent of David Thomson, CPA                                                      Previously filed
27             Financial Data Schedule

(b) In a Form 8-K filed on July 14, 2000, the registrant announced its acquisition of 750.68 acres of raw land in Eagle Mountain, a city in Utah County, Utah, in exchange for 6,070,308 of its Class A common voting shares and $1,612,684 in cash.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Murdock Group Career Satisfaction Corporation
Dated this 21st day of August, 2000

/s/ KC Holmes
-----------------------------------------------
KC Holmes, CEO

/s/ Chet Nichols
-----------------------------------------------
Chet Nichols, Controller (Principal Accounting Officer)