Form 10QSB
period 2000-09-30
MURDOCK GROUP CAREER SATISFACTION CORP
filed 2000-11-22
CIK 1054512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark one)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ] As of October 31, 2000, the issuer had 54,174,384 outstanding shares of class A common voting shares and no outstanding shares of class B common non-voting shares. Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                Table of Contents

                         Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                 3
         Condensed Consolidated Statement of Operations                        5
         Condensed Consolidated Statement of Cash Flow                         6
         Notes to Condensed Consolidated Financial Statements                  8
Item 2.  Management's Discussion and Analysis or Plan of Operation            11

                           Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds                            13
Item 6.  Exhibits and Reports on Form 8-K                                     14
Signatures                                                                    16

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                         September 30,       December 31,
                                                                             2000                1999
                                                                             ----                ----

Current Assets

         Cash                                                          $            180    $          1,907
         Current portion of contracts receivable, net                           652,526             712,219
         Accounts receivable - related parties                                  217,486             361,147
         Accrued interest receivable                                            200,354             120,820
         Prepaid and other current assets                                        98,209              59,884
                                                                       -----------------   -----------------

                  Total Current Assets                                        1,168,755           1,255,977
                                                                       -----------------   -----------------

Property and Equipment, at cost

         Computer equipment                                                     487,015             972,026
         Software                                                                85,061             384,998
         Furniture and fixtures                                                 382,038             364,685
         Leasehold improvements                                                  75,357              77,574
                                                                       -----------------   -----------------
                                                                              1,029,471           1,799,283
         Less:  accumulated depreciation and amortization                      (464,941)           (369,849)
                                                                       -----------------   -----------------

                  Net Property and Equipment                                    564,530           1,429,434
                                                                       -----------------   -----------------

Other Assets

         Contracts receivable - less current portion, net                       332,295             507,844
         Deposit and other assets                                               109,995              96,854
         Investments in real estate                                          20,688,410          11,067,850
                                                                       -----------------   -----------------

                  Total Other Assets                                         21,130,700          11,672,548
                                                                       -----------------   -----------------

Total Assets                                                           $     22,863,985    $     14,357,959
                                                                       =================   =================

















         The notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED) (CONTINUED)

                       LIABILITIES & STOCKHOLDERS' DEFICIT

                                                                            September 30,               December 31,
                                                                                 2000                       1999
                                                                        -----------------------    -----------------------

Current Liabilities
         Short-term notes payable                                       $           16,708,698     $           12,521,900
         Short-term notes payable - related parties                                  2,080,745                    418,196
         Current portion of notes payable                                            1,425,757                    951,963
         Current portion of notes payable - related parties                             15,000                     15,000
         Current portion of obligations under capital leases                            98,913                    554,431
         Accounts payable                                                            2,017,743                  2,676,957
         Accrued liabilities                                                         2,548,990                    590,564
         Unearned revenue                                                                   --                     50,000
                                                                        -----------------------    -----------------------

                  Total Current Liabilities                                         24,895,846                 17,779,011
                                                                        -----------------------    -----------------------

Notes Payable -- less current portion                                                3,800,583                  2,915,083
Obligations Under Capital Leases - less current portion                                 70,717                    642,754
                                                                        -----------------------    -----------------------

                  Total Long-Term Liabilities                                        3,871,300                  3,557,837
                                                                        -----------------------    -----------------------

Redeemable Common Stock

         Common Stock - Class A, no par value, 775,440 shares issued and outstanding, respectively; redeemable at $1.50 per share

                                                                                     1,163,160                  1,163,160
                                                                        -----------------------    -----------------------

Stockholders' Deficit

         Common Stock - Class A, no par value,  100,000,000  shares authorized; 31,431,454 shares and 18,174,637 shares issued
         and outstanding respectively                                               25,409,960                 13,536,661
         Common Stock - Class B, no par value, 100,000,000 shares
         authorized; no shares issued or outstanding                                        --                         --
         Accumulated deficit                                                       (32,476,281)               (21,678,710)
                                                                        -----------------------    -----------------------

                  Total Stockholders' Deficit                                       (7,066,321)                (8,142,049)
                                                                        -----------------------    -----------------------

Total Liabilities and Stockholders' Deficit                             $           22,863,985     $           14,357,959
                                                                        =======================    =======================









         The notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           For the Three Months                      For the Nine Months
                                                            Ended September 30,                      Ended September 30,
                                                  ------------------------------------       --------------------------------
                                                         2000                1999                 2000              1999
                                                  -----------------    ---------------       --------------   ---------------

SERVICE REVENUE, inclusive of interest charge     $         604,816    $       398,826       $    2,019,040   $     1,884,921
Less contract discounts and cancellations                   (51,002)           (46,983)            (166,385)         (181,455)
                                                  -----------------    ---------------       --------------   ---------------
                  Net Service Revenues                      553,814            351,843            1,852,655         1,703,466


COST OF REVENUE                                             145,576            100,126              470,669           591,068
                                                  -----------------    ---------------       --------------   ---------------

GROSS PROFIT                                                408,238            251,717            1,381,986         1,112,398
                                                  -----------------    ---------------       --------------   ---------------

OPERATING EXPENSES
         Selling, general and administrative                763,909          1,005,284            4,449,930         4,516,060
         New products research and development                   --            424,359              795,310           605,775
         Loss on disposal of investments                    657,218                 --              657,218                --
         Depreciation and amortization                       20,552             56,336               62,232           157,521

                                                  -----------------    ---------------       --------------   ---------------
                Total Operating Expenses                  1,441,679          1,485,979            5,964,690         5,279,356
                                                  -----------------    ---------------       --------------   ---------------

LOSS FROM OPERATIONS                                     (1,033,441)        (1,234,262)          (4,582,704)       (4,166,958)
                                                  -----------------    ---------------       --------------   ---------------

OTHER INCOME (EXPENSE)
         Interest expense                                (5,981,138)        (1,070,269)         (10,646,883)       (3,374,004)
         Write-off of non-trade receivables                      --                 --                   --         (110,128)
         Equity in Loss from unconsolidated                      --                 --            (524,387)                --
         subsidiary
         Other income                                        13,783            256,273               26,773           369,100
         Gain on issuance of securities by                       --                 --            1,961,247                --
         consolidated subsidiary
         Gain on sale of securities of subsidiary         2,725,000                 --            2,725,000                --
                                                  -----------------    ---------------       --------------   ---------------

                  Total Other Income (expense)           (3,242,355)          (813,996)          (6,458,250)       (3,115,032)
                                                  -----------------    ---------------       --------------   ---------------


LOSS BEFORE MINORITY INTERST                             (4,275,796)        (2,048,258)         (11,040,954)       (7,281,990)
MINORITY INTEREST                                                --                 --              875,349                --
EXTRAORDINARY GAIN                                         (631,966)                --             (631,966)               --
                                                  ---------------------------------------------------------------------------
NET LOSS                                          $      (4,907,762)   $    (2,048,258)      $  (10,797,571)  $    (7,281,990)
                                                  =================    ===============       ==============   ===============


BASIC AND DILUTED NET LOSS PER CLASS A
COMMON SHARE
                                                  $           (0.27)   $         (0.13)      $        (0.53)  $         (0.66)
                                                  =================    ===============       ==============   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                      18,331,568         15,245,233           20,522,749        11,017,873
                                                  =================    ===============       ==============   ===============

    The notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   For the Nine Months
                                                                                                   Ended September 30,

                                                                                           -------------------------------------
                                                                                           -------------------------------------
                                                                                                2000                  1999
                                                                                           ----------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net Loss                                                                               (10,797,571)          (7,281,990)
         Adjustment to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                                              142,822              157,521
         Expenses paid with common stock, options and
         notes payable                                                                            1,995,245              798,000
         Loss from subsidiary (consolidated and equity portion)                                   1,589,945                   --
         Gain on issuance of securities in consolidated subsidiary                               (1,961,247)                  --
         Extraordinary gain on settlement of debt                                                   631,966                   --
         Loss on sale/foreclosure of assets                                                         657,218                   --
         Gain on  disposal of equity shares in settlement of debt                                (2,625,000)                  --

         Change in operating assets and liabilities:

                  Contracts receivable                                                              235,242             (676,422)
                  Related party  receivables                                                     (1,520,312)                  --
                  Deferred offering costs                                                                --              153,659
                  Deposits                                                                               --              (41,261)
                  Other current assets                                                              (43,643)            (649,124)
                  Accounts payable                                                                 (430,138)             186,081
                  Accrued liabilities                                                             4,031,024             (686,982)
                  Other liabilities                                                                      --             (106,738)
                                                                                           ----------------      ---------------
         Net cash used in operating activities                                                   (8,044,419)          (8,147,256)
                                                                                           ----------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                                 (16,822)            (154,439)
Proceeds from disposition of investments                                                             70,000                   --
Increase in other assets                                                                            (16,970)                  --
                                                                                           ----------------      ---------------
         Net cash used in investing activities                                                       36,208             (154,439)
                                                                                           ----------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and related party note payable                                       17,804,167           16,823,178
Payments on notes payables, related party notes payable and capital lease obligations            (9,747,683)         (11,368,718)
Proceeds from sale of stock                                                                             --             2,830,382
                                                                                           ----------------      ---------------
         Net cash provided by financing activities                                                8,056,484            8,284,842
                                                                                           ----------------      ---------------

NET INCREASE (DECREASE) IN CASH                                                                      (1,727)             (16,853)
                                                                                           ----------------      ---------------

CASH -- BEGINNING OF PERIOD                                                                           1,907               17,258
                                                                                           ----------------      ---------------

CASH -- END OF PERIOD                                                                                   180                  405
                                                                                           ================      ===============

         The notes to condensed consolidated financial statements are an integral part of these financial statements.

                                THE MURDOCK GROUP
                         CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                             For the Nine Months          For the Nine Months
                                                             Ended September 30,          Ended September 30,

                                                                    2000                          1999
                                                            ---------------------        ---------------------

Supplemental Cash Flow Information

         Cash paid during period for interest               $           3,100,699        $           3,440,712



Supplemental Disclosures of Noncash Investing and
Financing Activities

         Stock issued for investments in real estate                    9,179,262                           --
         Debt issued for investments in real estate                     1,849,298                           --
         Conversion of related party receivable into                                                        --
         investment in subsidiary                                       1,800,000
         Eliminate prior years' equity in subsidiary                    2,171,302                           --
         Common shares received in satisfaction of a                       33,000                           --
         receivable
         Common shares received in satisfaction of an                     297,000                           --
         investment
         Shares issued for earnest money                                   25,000                           --
         Debt and accrued expenses relieved in sale of                    383,782                           --
         investment
         Transfer of Notes Payable-related Party to                     1,250,000                           --
         accounts payable
         Shares issued for debt and accrued interest                    5,418,368                           --



















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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 2 - Operations

On April 17, 2000, the Company converted a $1,800,000 note receivable from CareerWebSource ("CWS") into 720,000 shares of CWS voting convertible preferred stock. On that same date, CWS issued 1,632,800 shares of voting convertible preferred stock for $5.2 million after offering costs. As a result of the issuance of voting preferred stock by CWS, the Company recognized a gain on issuance of securities by CWS in the amount of $1,961,247. This transaction resulted in the Company's ownership interest in CWS decreasing to 45% of the total voting shares.

During the quarter ending September 30, 2000, the percentage of ownership in CWS decreased to 22% due to the transfer of 1,050,000 shares of the Company's 2,000,000 CWS shares to a creditor that had been pledged as collateral on a note.

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

Note 3 - Investment in CareerWebSource

As described in Note 2, the Company's investment in CareerWebSource ("CWS") is accounted for using the equity method of accounting from April 17, 2000.

Operations of CWS for the three and nine months ended September 30, 2000 were as follows:

                                         For the Three Months         For the Nine Months
                                         Ended September 30,          Ended September 30,

                                                 2000                         2000
                                       -------------------------    -------------------------

        Net contract revenue           $                 45,172     $                 51,736
        Gross profit                                   (112,290)                    (570,995)
        Loss from operations                           (666,150)                  (4,012,696)
        Net loss                                       (674,887)                  (4,048,266)

The Company's share of CWS' loss from April 17, 2000 through September 30, 2000 was $1,924,066, of which $524,387 was recorded on the Company's books in the quarter ended June 30, 2000, reducing the Company's investment in CWS to zero.
Note 4 - Net Loss Per Class A Common Share

Basic net loss per Class A common share ("Basic EPS") is computed by dividing net loss by the weighted average number of Class A common shares outstanding during the period. Diluted net loss per Class A common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue Class A common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect in net loss per Class A common share.

At September 30, 2000, there were outstanding options to purchase 4,012,289 shares of Class A common stock.

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

Note 7 - Stock Options

At September 30, 2000 stock options outstanding were comprised of:

o Employee options totaling 2,577,755 shares with various vesting schedules. During the nine months ended September 30, 2000, 1,841,255 options were issued to employees with no compensation expense required.

o Non-employee options totaling 1,434,534, of which 1,284,534 shares were issued during the nine months ended September 30, 2000 with immediate vesting. During the nine months ended September 30, 2000, interest expense and settlement charges relating to these options have been recognized in the amounts of $402,787 and $163,038 respectively.

Note 8 - Subsequent Event

Subsequent to September 30, 2000 the Company has entered into a number of transactions to reduce substantial amounts of debt. In many instances, the Company issued shares of its common stock in full or partial satisfaction of outstanding obligations.

In October 2000, the Company exchanged a total of 25,107,968 shares of its common stock in satisfaction of $3,167,495.15 of notes payable and accrued interest. The shares of common stock issued in these transactions were valued by the parties at prices ranging from $0.10 to $0.20 per common share.

In October 2000, the Company exchanged real estate located in Utah with a book value of $1,447,150 in satisfaction of $916,500 of notes payable and accrued interest.

A default judgment has been entered court against the Company in the amount of $526,000 for failure to make the required payments on a note payable in the principal amount of $263,000. The Company has not yet satisfied this judgment.

Note 9 - Extra Ordinary Items

     In September 2000, the Company defaulted on loans in the amount of $3,464,973 plus $1,801,396 of accrued interest to a financing company. In connection with the default the Company transferred certain assets to the finance company. In addition, certain officers of the Company acting as guarantors transferred personal assets for payment of the notes and accrued interest.

     In connection with the default, certain officers of the Company transferred 5,038,842 shares of Company common stock valued at $0.10 per share and 1,050,000 shares of CWS common stock valued at $2.50 per share. The Company issued 5,038,842 shares of its common stock to the officers, for replacement of their shares transferred. An officer advanced $1,500,000 of personal assets, which has been netted against amounts due from the officer and the net amount has been recorded as a related party payable. In addition, officers of the Company transferred personal assets to repay the remaining balance owing. These officers transferred 507,770 shares of CWS common stock valued $2.50 per share, which has been recorded on the books of the Company as contributed capital.

         These transactions resulted in the recognition of $2,625,000 of income from the sale of CWS common stock, as the Company's investment was at zero. A $631,941 extraordinary loss was also recorded, as more consideration was given in repayment than the total amount owing.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply any conclusion that any condition or circumstance discussed herein will necessarily continue in the future. Results for the periods indicated are not necessarily indicative of the results that may actually accrue for the year ending December 31, 2000. When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Those statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that are modified by such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

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

Results of Operations

Three and nine months ended September 30, 2000 compared to three and nine months ended September 30, 1999.

Net service revenues increased to $1,852,655 during the nine months ended September 30, 2000, compared to $1,703,466 for the same period in the prior year. The increase in service revenue was primarily a result of a more robust sale and marketing strategy as well as the inclusion of Career Fairs, outplacement, and Corporate Services.

In August 2000, the Company decided to tighten its credit policy with a focus on selling to those customers with the ability to pay for the services.

Direct cost of services increased to $145,576 during the quarter ended September 30, 2000, compared to $100,126 during the quarter ended September 30, 1999. The increase in direct cost of services is a result of increased sales and additional services provided by the Company. The Company has also focused on costs associated with the delivery of the product to the client and reduced such costs where possible. Gross profit as a percentage of net service revenues was 74% during the third quarter of 2000, compared to 72% during the third quarter of 1999. The improvement in gross profit as a percentage of net service revenues was primarily a result of the delivery of the Company's new product in a group setting, the target reduction of expenses where possible and the reclassification of certain indirect costs associated with advertising in 2000.

General and administrative expenses, which include selling expense, decreased to $763,909 during the three-month period ended September 30, 2000, compared to $1,005,284 during the three months ended September 30, 1999. The decrease in general and administrative expense is a result of maintaining offices in Seattle and Portland in 1999, which were closed for the year 2000.

Interest expense increased to $5,981,138 during the quarter ended September 30, 2000, compared to $1,070,269 during the same quarter in the prior year. The increase in interest expense was a result of higher outstanding debt balances, increased rates on funds borrowed, non-employee stock options and certain costs incurred with obtaining financing. See "Liquidity and Capital Resources." The Company anticipates that the acquisition of real estate to be used as collateral for loans will reduce the interest rates on its borrowings. The Company has also commenced an aggressive program to reduce its debt load by converting debt to equity.

On August 9, 2000, the Company transferred 10,000 shares of CWS common stock to a lender as an inducement to extend credit to the Company. On September 28, 2000, the Company exchanged 200,000 shares of CWS stock and 1,000,000 shares of its own common stock to reduce debt in a principal amount of $175,000. See, Item 2: "Changes in Securities and Use of Proceeds," below.

Also in September 2000, the Company defaulted on loans to a creditor in the principal amount of $3,464,973, plus $1,801,396 of accrued interest to a financing company. In connection with the default stocks were given by the Company and by certain officers of the Company who had personally guaranteed the obligations. To satisfy these obligations, the Company transferred to the creditor 1,050,000 shares of CWS common stock previously owned by the Company. In addition, the guarantors transferred to the creditor a total of 5,038,842 shares of the Company's common stock valued at $0.10 per share 507,770 shares of CWS common stock valued at $2.50 per share, which was recorded on the books of the Company as contributed capital. Pursuant to the terms of an indemnification agreement with the guarantors, the Company has issued shares of its common stock to replace the shares owned by these guarantors that were taken by the creditor in satisfaction of the Company's obligations.

Liquidity and Capital Resources

The cash provided by operations is insufficient to meet the operating costs and expenses of the Company. The Company has suffered recurring losses from operations since its inception in 1996 and as of September 30, 2000, had an accumulated deficit of $32,476,281 compared to an accumulated deficit of $21,678,710 on December 31, 1999. The accumulated deficit reflects losses associated with the development and startup of operations and significant costs for research and development for the Company's propriety job-search technology and training system and costs associated with the startup of the Company's Real Estate Division and its Internet subsidiary. The Company has also experienced losses from the substantial interest expense associated with the large amount of debt the Company has incurred, which carries high interest rates.

Once the branch model is perfected, this technology should enable the Company to effectively service a large volume of customers in each office and provide a model to expand operations into other locations. During the nine month ended September 30, 2000, the Company acquired a parcel of land primarily with its common stock. Several other acquired parcels required cash down payments of approximately 20% and the assumption of debt. During the quarter ended June 30, 2000, the Company acquired land with an estimated value of approximately $10,745,000. To purchase this land the Company incurred additional debt totaling approximately $1,990,000 in the form of cash down payments and closing costs, debt assumptions or seller financing, and issued stock of the Company valued at approximately $9,105,462. The Company intends to use the acquired land as collateral to secure new favorable debt to replace the Company's existing short-term, high interest rate debt.

On September 30, 2000, the Company had a working capital deficit of approximately $23,727,091 compared to a deficit of $16,523,034 at December 31, 1999. This working capital deficit is a result of funding operating losses primarily through short-term borrowings. The interest rates associated with these short-term borrowings are significantly higher than prime interest rates. The Company believes that with its recent land acquisitions, it can significantly reduce the short term, high interest rate debt and replace it with more favorable lower interest rate debt and negotiate with current creditors. Subsequent to September 30, 2000, some of the land has been sold to reduce the Company's total debt and fund future operations. The Company has also commenced an aggressive program to reduce outstanding debt through the conversion of debt to equity by the issuance of its common stock to creditors in satisfaction of obligations of the Company.

The Company filed a registration statement for an initial public offering of its securities on October 6, 1998, which was declared effective by the Securities and Exchange Commission on January 28, 1999. The offering was undertaken by the Company on a best efforts no minimum basis, without an underwriter. The proposed offering consisted of the offer and sale of 2,500,000 shares of class A common stock at $5 per share, and $3,000,000 in 4-year term bonds. During the period between January 28, 1999 and May 9, 1999, the Company received subscriptions totaling $3,211,930 for the sale of shares and $12,000 for the sale of bonds.

These proceeds were initially intended to retire debt, however, in May 1999, the Company terminated the offering and offered rescission to the initial investors. By amendment to the registration statement, the Company deregistered all unsold securities originally included in the offering and contemporaneously terminated its offering in all states where it was registered.

During the quarter ended September 30, 2000, the Company made payments totaling $291,399 and assumed debt of CWS in the amount of $1,250,880 in order to reduce the amounts owed to CWS by the Company to $64,057. Accrued interest for the three months ended September 30, 2000 was $38,857.

The Company commenced an aggressive debt reduction and corporate restructuring program in the quarter ended September 30, 2000. Since beginning this program, the Company has issued a significant number of shares of common stock in full or partial satisfaction of debt. The Company has also sold or released real property assets of the Company to creditors in full or partial satisfaction of obligations owed to those creditors. Cash flows from operations continue to be insufficient to cover all of the Company's operating expenses. If the Company is not successful in completing its restructuring program, eliminating the substantial debt load of the Company which carries higher than market interest rates and punitive penalties for non-performance, and in acquiring additional revenue generating assets or businesses, then the Company will be required to seriously curtail or even cease operations.

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

                           Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

Issuance of Restricted Securities

During the period covered by this report the Company issued a total of 7,367,175 class A voting shares, consisting of (i) 423,000 shares to two individuals and 300,000 shares to an entity for consulting services; (ii) 33,333 shares for earnest money on a possible land business acquisition; (iii) 1,520,000 shares to two trusts in satisfaction of debt and 52,000 shares as an inducement to extend a loan to the Company; and (iv) 5,038,842 shares to certain officers in connection with an indemnification agreement to replace securities taken by a creditor under an obligation personally guaranteed by these officers. In addition, the Company cancelled 66,000 shares received by the Company in exchange for debt owed to the Company by an employee and 220,000 shares taken back by the Company in connection with a sale of real estate that was cancelled.

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

10.2           Exchange Agreement between The Murdock Group and Envision dated May 31, 1998.      Previously filed
10.3           Lease of Office Space by Corporate Headquarters                                    Previously filed
10.4           License Agreement with myjobsearch.com, inc.                                       Previously filed
10.5           1999 Stock Option Plan                                                             Previously filed
10.6           Stock Option Form of Award                                                         Previously filed
10.7           Contract for Purchase of Real Property                                             Previously filed
10.8           Contract for Purchase of Real Property                                             Previously filed
10.9           Contract for Purchase of Real Property                                             Previously filed
10.10          Contract for Purchase of Real Property                                             Previously filed
10.11          Contract for Purchase of Real Property                                             Previously filed
10.12          Contract for Purchase of Real Property                                             Previously filed
10.13          Contract for Purchase of Real Property                                             Previously filed
10.14          Contract for Purchase of Real Property                                             Previously filed
10.15          Contract for Purchase of Real Property                                             Previously filed
10.16          Contract for Purchase of Real Property                                             Previously filed
10.17          Contract for Purchase of Real Property                                             Previously filed
10.18          Contract for Purchase of Real Property                                             Previously filed
10.19          Agreement and Plan of Merger with G&J Farms, Inc                                   Previously filed
10.20          Agreement and Plan of Merger with G.F.S., Inc.                                     Previously filed
10.21          Farm Lease Agreement                                                               Previously filed
10.22          Indemnification Agreement                                                          Filed herewith



27             Financial Data Schedule                                                            Filed herewith

(b) On September 8, 2000, the Company announced a restructuring plan that included its plans regarding the conversion of debt to equity and corporate downsizing. This announcement was filed as part of a current report on Form 8-K.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Murdock Group Career Satisfaction Corporation

Dated this 21st day of November, 2000


/S/ KC Holmes
-----------------------------------------------
KC Holmes, CEO
/s/ Chet Nichols
-----------------------------------------------
Chet Nichols, Controller (Principal Accounting Officer)