Form 10KSB
period 2000-12-31
MURDOCK GROUP CAREER SATISFACTION CORP
filed 2001-04-13
CIK 1054512

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                           to                 .
         -----------------    ----------------

Commission file no. 0-29705


                      THE MURDOCK GROUP HOLDING CORPORATION
                 (Name of small business issuer in its charter)

                The Murdock Group Career Satisfaction Corporation
                                  (Former name)

           Utah                                                 87-0562244
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


5295 South Commerce Drive, Suite 475, Salt Lake City, Utah              84107
           (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number is (801) 268-3232.

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Class A Common Voting Shares

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days. Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ending December 31, 2000 were $2,084,988.

The market value of the common stock of the issuer held by non-affiliates was approximately $5,987,000 on April 4, 2001, based on the average bid and asked price of the common stock as of that date as reported by the NASD OTC Electronic Bulletin Board.

As of April 1, 2001, the issuer had a total of 320,943,235 shares of Class A Common Stock outstanding.

                     Transitional Small Business Disclosure
                       Format (Check One): Yes [ ] No [X]

                                Table of Contents


                                     Part I


                                                                            Page


Item 1.         Description of Business                                       3


Item 2.         Description of Property                                       6


Item 3.         Legal Proceedings                                             7


Item 4.         Submission of Matters to a Vote of Security Holders           7


                                     Part II


Item 5.         Market for Common Equity and Related Stockholder Matters      8


Item 6.         Management's Discussion and Analysis or Plan of Operation     10


Item 7.         Financial Statements                                          13


Item 8.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                           13


                                    Part III


Item 9.         Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act    14


Item 10.        Executive Compensation                                        15


Item 11.        Security Ownership of Certain Beneficial Owners and           17
                Management

Item 12.        Certain Relationships and Related Transactions                18

Item 13.        Exhibits and Reports on Form 8-K                              19
Signatures                                                                    21

                                     Part I

Item 1.   Description of Business


         The Murdock Group Holding Corporation (formerly The Murdock Group Career Satisfaction Corporation) (the "company" or "Murdock Group") is a Utah corporation organized November 5, 1997 to acquire and continue development and operation of a business providing career training and improvement services under a system originally developed by Denis Murdock (the "System"). In 1983, Denis Murdock formed a sole proprietorship called "The Murdock Group" in Virginia to provide job search assistance to senior executives. Mr. Murdock moved the business to Salt Lake City, Utah in 1987. Envision Career Services, L.L.C., a Utah limited liability company controlled by KC Holmes and Heather Stone acquired the assets of this business, including all intellectual property rights, in June 1996. Envision conducted its operations under the name "The Murdock Group" until May 31, 1998, when it merged with the company in exchange for 8,205,800 shares of voting common stock. Envision was then dissolved.


         On June 22, 1999, the company formed a subsidiary to provide job search and career-based content to businesses and individuals over the Internet. At December 31, 2000, we owned approximately 22% of the outstanding stock of this entity, CareerWebSource, Inc. In September 1999, we created a real estate operation to buy and sell undeveloped real property. Since that time, our business has been divided into three principal areas: Career Development, Real Estate and Internet-based Career Services.


Career Development


         Murdock Group's Career Development group markets and services our Job Search System. This System sells for approximately $3,500 and can be financed over 2 years. The System is sold as a package and consists of full-service job search, career advancement and motivational training taught in small groups. The package also includes access to a fully staffed resource center containing job leads, computer workstations, publications, and other job search tools.


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


         Direct Products. The Career Development group also develops and distributes direct products. The first such product, the CareerIdeal "counselor in a box," was released in 1999 and contains four audiotapes and two workbooks designed for people looking for their ideal job. The CareerIdeal program contains a variety of tests, exercises, and assessments designed to help users understand their career options and plan specific, tangible career change. This product is marketed directly and through the Nightengale-Conant Catalog.


         Corporate Services. We offer full and partial outplacement services to businesses that lay off employees and wish to help those former employees find new jobs as quickly as possible. Outplaced employees receive selected training and resources from the Job Search System. These training services are priced based upon the number of employees serviced and the type of training services to be performed.


         Events. Murdock Group develops and markets career fairs. The first fair was held in March 2000 and was co-sponsored by KSL AM, a CBS radio affiliate in Salt Lake City. That fair attracted 37 exhibitors and approximately 1,050 attendees. Three career fairs were sponsored throughout the year. These fairs generate hundreds of leads with approximately 15% eventually becoming clients of the company. We plan to develop similar events in major US cities.


Marketing


         We believe that the desire of individuals to seek satisfaction in their employment has created a significant market for the types of products and services offered by the Murdock Group. We also believe that the market for career-related services will continue to grow as job insecurity and changes in the employment market compel individuals to take control of their own careers.


         Target Customers. We refer to our customers as "clients." The target client for our Career Development products are individual employees working for themselves or others, preparing to work, or searching for work. The typical client works full time and has some college or professional training. Usually our clients have at least five years of experience in the work force and are not top executives in an organization.


         Advertising. We attract clients through a variety of advertising methods, including the following:

         o Direct mail. To date we have experimented with direct mail for the Career Development products in the Salt Lake City area.

         o Internet. Our web site, www.themurdockgroup.com is used to advertise our products and services.

         o Radio. 60-second radio spots to advertise our services air during drive time and sporting events.

         o Newspaper. We advertise weekly in the classified sections of local newspapers.

         o Referrals from Satisfied Job Seekers. Current clients and satisfied customers are one of the best referral sources for our business.


Competition


         In our view, the job acquisition industry is large and fragmented with some competitors successful only in certain niches, and with no competitor dominating the industry. Many competitors have products and services that they market as being similar to those of the Murdock Group, but we believe that our clients quickly distinguish the difference between our products and services and the products and services of our competitors.


         Our competitors are primarily privately owned companies. Some of these competitors have greater financial, marketing, distribution, technical and other resources than those available to the Murdock Group. The two major competitors for career consulting services are well established nationally. Both of these companies were founded by career industry experts who are still active in the business. These companies are:

         o Bernard Haldane, founded in 1945 after World War II to assist returning veterans in the job market and servicing primarily executives who earn over $100,000 per year, for a fee of up to 8% of the executive's salary (generally more than twice the fee we charge); and

         o Cornell Business Associates, founded in the 1980's and also primarily servicing executives for an 8% fee, with sales offices around the country and a training facility in California.


         In addition to these main competitors, Robert Half offers staffing, permanent placement, recruiting, and consulting services; Right Management Consulting is involved in career development, management and consulting; and Provant provides training, career development, and product sales.


         The principal competitive factors in obtaining customers appear to be strong sales and marketing, life-changing and unique principles, competitive pricing, and good customer service. We believe we maintain a strong emphasis on these factors, which will be an important competitive advantage for the Murdock Group.

Employees


         As of April 4, 2001, we had 17 full time employees. Our employees are not represented by a labor union and are not subject to any collective bargaining arrangement. We have never experienced a work stoppage and we believe that our relations with employees are good. Corporate, administrative and management services involve four of these full time employees.


Intellectual Property and Proprietary Rights


         We rely on copyright and trademark laws and contractual provisions to protect our proprietary rights. We have applied for trademark registration for the marks The Murdock Group(TM) and The Murdock Group Career Satisfaction Corporation(TM), and for copyright protection for "The Jobseekers Bible" and the Career Insight Sessions course materials. We anticipate that we will continue to evaluate the registration of additional service marks and trademarks, as appropriate and as our resources permit.


         Litigation may be necessary to protect these proprietary rights. Litigation, if it should become necessary, may be time-consuming and costly. Despite our efforts to protect these proprietary rights, unauthorized parties may attempt to copy aspects of its services or to obtain and use information that we regard as proprietary. In addition, there are few barriers to entry into the market for career development and counseling services. It is possible that one or more of our competitors, many with greater financial and other resources than the Murdock Group will independently develop technologies that are substantially equivalent or superior to ours.


Research and Development Expense


         We incurred research and development expenses in 2000 and 1999 of $759,310 and $548,396, respectively. These expenses primarily related to the development of our Internet subsidiary product offering. We do not expect to incur significant research and development expenses in 2001.


Real Estate


         In September 1999, we created a real estate group to acquire, hold and sell real estate. This group has been organized on an experimental basis; if this venture succeeds, we may organize a subsidiary to continue these operations. During 2000, we sold or returned to sellers most of our real estate holdings. This was necessary because the expensive debt financing on these properties severely restricted the cash flows available for expanding our business and developing or otherwise enhancing these properties as we had proposed.


         We presently own approximately 472 acres of undeveloped real estate. However, we expect that we will not acquire real property in the near term unless it is on terms that are favorable to the company and that will not limit our ability to expand our other operating units or meet our obligations in the ordinary course of business. See "Description of Property" in Item 2.


CareerWebSearch, Inc.


         CareerWebSource (formerly MyJobSearch.com) is a partially owned Internet subsidiary that was founded by the Murdock Group on June 22, 1999 under the laws of Delaware. We have licensed to CareerWebSource the non-exclusive right to the online use of our career insight sessions and other components comprising the System. CareerWebSource currently has two revenue streams.


         First, CareerWebSource creates online career centers for high schools, libraries, and colleges. It sells corporate partners a sponsorship on these career centers and builds the corporate partner a proprietary local job board with a link to the high school, library, or college sites that they sponsor.


         Second, the MyJobSearch.com online website includes a full service international job board and sells online directory resources to recruiters and corporations.

         In July and August 1999, CareerWebSource sold 252,700 shares of its common stock for $1.50 per share or gross proceeds of $379,050. In April 2000, CareerWebSource sold 2,352,800 shares of Series A Convertible Preferred Stock in a private offering to accredited investors. As a result of these subsequent funding rounds, which diluted our ownership interest in CareerWebSource, and the loss of shares pledged by the company as collateral for its obligations and for the obligations of CareerWebSource, we now own approximately 750,000 shares (or approximately 18%) of its outstanding common stock and approximately 720,000 shares (or about 31%) of its outstanding voting preferred stock. In addition, our executive officers and directors, as a group, are the beneficial owners of approximately 687,770 shares (or approximately 16%) of the outstanding common stock of CareerWebSource. See "Certain Relationships and Related Transactions."


Item 2. Description of Property


Office Space Lease


         The Murdock Group's corporate offices and operations are housed in Class A office space in Salt Lake City. We believe that a professional appearance is important when providing services to professionals. The address of our corporate headquarters is 5295 South Commerce Drive, Suite 475, Salt Lake City, Utah 84107. The telephone number is (801) 268-3232. These offices occupy approximately 12,892 square feet. Monthly rentals are $27,290. The lease term expires on June 30, 2005. Lease payments gradually increase each year of the lease term and the monthly payment for the final year is $31,950.


Investments in Real Property


         As of December 31, 2000, we owned the following real property.


         1. A parcel comprising 71.32 acres in Bluff, Utah, for which we are seeking re-zoning for home and RV lot development. This property was acquired August 5, 1999 for 1,293,334 shares of common stock and assumption of $60,000 in debt. We have pledged this property as collateral for two loans totaling $1,060,000, as follows: (i) principal of $1,000,000 at 12% interest per annum, payable to a family trust and (ii) $60,000 at 3% over prime, payable to a bank in monthly installments of principal and interest.

2. A parcel of 280 acres in Eastland, Utah, for which we are now developing plans. This property was acquired August 5, 1999 from a family trust for 346,667 shares of common stock and $480,000 on contract with the seller. We have pledged this property as collateral for a loan with principal of $495,000 at 18% interest per annum, payable to an unrelated party. We settled this obligation by issuing common stock at December 31, 2000.

3. A parcel of 37.5 acres in Genola, Utah, for which we are developing plans. This property was acquired August 23, 1999 from an unrelated party for $48,900 cash and 293,400 shares of common stock. This property has been pledged as collateral as security for a loan in principal amount of $313,000. This loan bears 18% interest.

4. A parcel comprising 82.95 acres in Spanish Fork, Utah. A large section of the property was recently used as a gravel pit. We are seeking county approval to use the excavated area as an expanded sand and gravel operation, an asphalt and concrete recycling facility, and a construction and demolition landfill. This property was acquired December 31, 1999 from an unrelated party for $808,000 cash and 1,288,000 shares of common stock. We have pledged this property as collateral for loans of $1,000,000 and $447,000 from private lenders. These loans bear interest at the rate of 29% and 18% per annum respectively. Subsequent to December 31, 2000, these loans were in default. The lenders foreclosed and the property was sold. See Financial Statement note titled "Subsequent Events."

5. On June 30, 2000, we acquired 750.68 acres of undeveloped land in Eagle Mountain, Utah in exchange for 6,070,308 shares of common stock and $1,612,684 in cash. The common stock was valued at $9,105,462. Under the terms of the contract we guaranteed the value of the shares issued to the seller as part of the purchase price. As a result of that guarantee, we subsequently issued the seller an additional 17,717,742 shares of common stock due to the decrease in the trading price of the common stock. On December 1, 2000, we sold a portion of this land for $2,692,500. Subsequent to December 31, 2000, we sold the balance of this land for $2,463,691. Additionally, under the terms of the purchase price guarantee we issued 20,000,000 shares of common stock valued at $750,000 to the note holders as additional consideration.

6. On December 4, 2000, we issued 4,350,000 shares of common stock for a building located in Sugarhouse, Utah. The shares were valued at $435,000. In addition, we incurred debt of $472,000. Subsequent to December 31, 2000, we sold this building for $597,000. As a result of this sale, we received cash proceeds of $43,234, net of closing costs and relieved $547,000 of notes payable.


         All shares of common stock issued in the above transactions were/are restricted shares and were issued without registration in reliance upon exemptions from registration available under federal and state securities laws applicable to offers and sales of securities not involving a public offering. Total monthly debt service on all encumbrances secured by the real property totals $100,148. We believe that there is sufficient equity in the remaining properties to permit it to refinance the original debt at more favorable rates and on more favorable terms, which would improve cash flow and profitability. However, there is no assurance that we will be successful in our efforts to refinance this debt or to sell the property or that if a piece of property is sold that the proceeds from that sale will exceed the amounts due under the various encumbrances to which the property may be subject.


         We expect to use the proceeds from the future sale of any real property to the extent the proceeds exceed applicable liens and encumbrances to help support its general business operations. We believe that the availability of these properties for financing and the potential for profit from the sale of these properties provide us with flexibility in pursuing our business plan.


Item 3. Legal Proceedings


         As of December 31, 2000 we were party to litigation, primarily involving defaults under long-term debt financing and trade payable accounts. Subsequent to the year end, we settled most of these actions by entering into payment arrangements, granting or releasing interests in real estate, or issuing shares of common stock. The following actions were pending at December 31, 2000 and negotiation for resolution of these matters is ongoing.


         We are party to a lawsuit filed by Capital General Corporation ("CGC"). CGC has asserted a deficiency on a loan balance in connection with a foreclosure of two parcels of real estate. CGC is seeking approximately $677,000 for the deficiency, punitive damages, and attorney fees. We have answered the lawsuit and denied being indebted to CGC and we contend that the principal owed was satisfied by the value of the two parcels of real estate.


         We are the subject of other legal matters, which it considers incidental to our business activities. We do not believe these matters will have a material impact on our consolidated financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders


         In November 2000, we solicited the consent of our shareholders to amend the articles of incorporation of the company to change the name of the company to "The Murdock Group Holding Corporation." A total of 19,101,616 shares were voted, of which 19,099,116 voted in favor of the amendment and 1,500 shares voted against the amendment.


Subsequent to the year ended December 31, 2000, the company also obtained the consent of its shareholder to make a further amendment to the articles of incorporation. The shareholders approved, by vote of 134,542,232 (53.6%) of the outstanding shares, to increase the number of authorized shares of common stock of the company to 600,000,000, and ratified adoption of the 2000 Murdock Group Stock Option Plan. The combined plans are referred to collectively as the "Stock Option Plan." The Stock Option Plan, as amended, sets aside 75,000,000 shares of common stock that may be issued under awards granted under the plan. A total of 15,400 shares were voted against these proposals.

                                     Part II


Item 5. Market for Common Equity and Related Stockholder Matters


Trading Market


         Our stock is traded in the over-the-counter ("OTC") market and included on the OTC Bulletin Board under the symbol "TMGS." Trading began in the second quarter of 2000. The following table summarizes data from the OTC Bulletin Board indicating the high and low bid prices for a share of common stock during each of the calendar quarters of 2000 during which the shares were traded. These prices reflect inter-dealer prices without retail markup, markdown or commission, are not necessarily representative of actual transactions, or of the value of the company's securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.


                                                     Bid Price


                Year       Calendar Period         High      Low

                2000       First Quarter            --       --
                           Second Quarter         $1.75    $1.32
                           Third Quarter          $1.37    $0.10
                           Fourth Quarter         $0.14    $0.03

Holders


         As of April 1, 2000, there were approximately 147 record holders of our voting common stock.


Dividends


         We have not paid cash dividends on our common stock. We expect to invest our future earnings, if any, in the further expansion and growth of our business for the foreseeable future.


Recent Sales of Unregistered Securities


         During 1999 and 2000, we sold the following securities without registration under the Securities Act of 1933.


Year Ended December 31, 1999


         During the year ended December 31, 1999, we issued 113,600 shares of common stock to employees for compensation. These shares were issued at a price of $1.00 per share, based on the fair market value of the common stock on the date of issuance.


         We also sold 1,103,187 shares of common stock for cash at a price of $1.00 per share, for gross proceeds of $1,103,187 in 1999.


         In 1999, we issued 584,722 shares of common stock to service providers, consultants and others for services rendered to the Murdock Group. These shares were issued at prices ranging from $1.00 to $1.50 per share, based on the fair market value of the common stock on the date of issuance.


         During 1999, we issued 3,060,539 shares of common stock to convert debt to equity. These shares were issued at the fair market value of the common stock on the dates of issuance. We also issued 5,678,789 shares of common stock between August and December 1999 as partial consideration for the purchase of real estate.


Year Ended December 31, 2000


         During the year ended December 31, 2000, we issued shares of common stock to employees for services and to lenders and other creditors to settle outstanding debt and accounts payable. The following is a summary of these transactions. For additional discussion of these transactions see Note 8 of the Notes to Financial Statements accompanying the audited financials included in this report.

         o 3,014,911 shares of common stock to employees for services. These shares were valued at prices ranging from $0.05 to $1.50 per share (a total of $619,255) based on the fair market value of the shares on the dates of issuance.

         o 88,333 shares of common stock for other assets at prices ranging from $0.10 to $1.50 per share. The shares were valued at $85,833 based on the fair market value of the shares on the dates of issuance.

         o 4,093,170 shares at prices ranging from $0.04 to $0.05 per share in relief of accrued liabilities of $199,059. The shares were valued based on the fair market value of the shares on the dates of issuance.

         o 130,838,686 shares of common stock at prices ranging from $0.03 to $0.96 per share in satisfaction of notes payable of $8,663,845 and accrued interest of $1,190,842. In some cases, the creditor required that the shares be issued at a discounted price.

         o 14,486,158 shares of common stock at prices ranging from $0.03 to $1.19 per share for interest and inducement to settle notes payable. The shares were valued at $881,681, based on the fair market value of the shares on the dates of issuance.

         o 28,138,050 shares of common stock at prices ranging from $0.10 to $1.50 per share for investments in real estate. The shares were valued at $9,540,462 based on the fair market value of the shares on the dates of issuance.

         o As part of the proceeds from a sale of real estate, the buyer returned 220,000 shares of common stock which had a fair value of $297,000.


         During the year ended December 31, 2000, NEBO Products, Inc., returned 2,285,000 shares of Murdock Group common stock to the company in settlement of a note in principal amount of $212,668. These shares were valued at $178,001 or $0.08 per share, and the remaining balance of the receivable of $34,667 was written off. Under a separate agreement, NEBO Products returned to the company 66,000 shares of Murdock Group common stock valued at $0.50 per share in settlement of a $33,000 payable to the company. The president and CEO of NEBO Products is Scott Holmes, the brother of KC Holmes and Heather Stone, officers and directors of the Murdock Group. KC Holmes and Lance Heaton were directors of NEBO Products until February 2001.


         In connection with all of the transactions involving the issuance of shares of restricted stock described above, we relied upon exemptions from the registration requirements of the Securities Act of 1933, including the exemptions afforded by Rule 505 and Section 4(2) under the Securities Act for offers and sales of securities not involving any public offering. The recipients of the securities represented and warranted to the Murdock Group that they were acquiring them for their own account and for investment and not with a view to the public resale or distribution thereof. In addition, the recipients were advised that the securities issued in these transactions are restricted securities and that there are significant restrictions on transferability applicable to the securities by reason of federal and state securities laws and that therefore, they could not sell or otherwise transfer the securities except in accordance with the applicable securities laws. In each case the recipients were provided with access to all material information (and with the opportunity to ask questions and receive answers) regarding the Murdock Group and the securities, and they represented that they were or are known by the company to be accredited investors under Rule 501 of Regulation D and to have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the acquisition and holding of the securities issued in these transactions. A legend was placed on all certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale.

Item 6. Management's Discussion and Analysis or Plan of Operation


         The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply any conclusion that any condition or circumstance discussed herein will necessarily continue in the future. When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Risks and uncertainties could cause actual results to differ materially from those that are modified by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Murdock Group undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.


General


         The Murdock Group develops or acquires assets and businesses, and then focuses on increasing or creating equity, profit and cash flow in those assets and businesses. This is a change in business direction from the previous business plan implemented from 1983 until 1999, when the company business was concentrated on career coaching and development. The company began to pursue this new direction in 1999. The process was formalized in 2000 with a name change from The Murdock Group Career Satisfaction Corporation to The Murdock Group Holding Corporation.


         The  company's  business now includes  three primary areas of interest:
(1) career coaching and development, (2) Internet career development services and products, and (3) real estate.


         Career Coaching and Development. The career coaching business operates in Salt Lake City. This business markets career-coaching and development services directly to job seekers through radio, newspaper, yellow pages, and the Internet. The services include full service coaching and job search assistance. The job seeker pays the company for these services. The business differs from the headhunter or employment agency where the employer pays the bill. As a part of this business group, the company uses proprietary job search and coaching technology developed over the past 18 years. Historically this business has generated substantially all of the company's revenues. The business is unique, difficult to copy, service intensive and generates regular and steady business. The company has incurred significant losses to date developing its proprietary job-search technology into a training system that can service a larger volume of customers than its original one-on-one coaching. The Company completed development of this system and has mass marketed it to the public since May 1998. With the completion of the new proprietary job-search technology training system the Company has experienced a significant reduction in client cancellations and discounts, and improved collection of client receivables.


         Online Career Development Services and Products. We formed CareerWebSource, Inc. (formerly MyJobSearch.com, Inc.) as a Delaware corporation in June 1999. This Internet business provides job-search assistance, services, products and information to job seekers and others. Revenue comes from two principal sources. The first source of revenue is provided by the creation of online career centers for high schools, libraries, and colleges. CareerWebSource sells corporate partners a sponsorship on these career centers and builds the corporate partner a proprietary local job board with a link to the high school, library, or college sites that they sponsor.


         The second revenue source for CareerWebSource is generated by the MyJobSearch.com website that the company developed over the last two years.
MyJobSearch.com is a large online directory of job search resources with links provided free for the job seeker. MyJobSearch.com also includes a recently completed full service international job board. MyJobSearch.com sells postings on this job board and by charges recruiters and corporations who are trying to reach job seekers, for advertising on the site.


         Real Estate. In September 1999, we formed a Real Estate group with the intention of generating operating capital by acquiring real property, generally undeveloped, in exchange for shares of the Murdock Group common stock, and pledging the property as collateral for loans while seeking to sell the property to developers at a profit. During 1999 and 2000, we acquired generally undeveloped real property, in exchange for cash and shares of common stock. The company used the property for development, lending, debt restructuring, and resale.

         During the year ended December 31, 2000, we acquired several parcels of land and a commercial building, primarily with common stock. Several purchases have also required cash down payments and the assumption of debt.


         In Fall 2000, we decided to limit acquisitions of undeveloped property and raw ground and to begin focusing on commercial buildings with intent to improve cash flow and profit potential. The company acquired its first commercial building in the fourth quarter of 2000 and is currently pursuing other commercial real estate projects.


         Since September 30, 2000, the company has reduced its holdings in raw ground substantially and plans additional significant reductions of its interest in undeveloped property and raw ground holdings in first and second quarters of 2001. The company expects that it will continue to incur significant losses in the near term as it converts its real estate business model from raw ground development to commercial building acquisition and management.


Restructuring


         Primarily as a result of escalating interest expense associated with debt incurred in the purchase of real property and to finance operations, we incurred substantial operating losses in 1999 and 2000. The negative cash flow from operations forced us to scale back our operations in 2000 and in September 2000 we developed and began implementing a corporate restructuring program. The primary objectives of this program were (1) to reduce long-term debt; (2) to eliminate short-term debt and to reduce interest rates on remaining short-term debt obligations; (3) to refocus our operating efforts on the career development and coaching market; and (4) to increase sales in our primary market, the career development and coaching market.


         Beginning in September 2000, we negotiated with our creditors holding long and short-term debt. We also began reducing our overhead by reductions in staff and personnel. Since September 2000, we have made the following significant changes in our debt and equity structure as a result of this restructuring program.


         At year-end 2000, as a result of the restructuring, the company had reduced liabilities by approximately 42% or $12 million compared to September 30, 2000, and had cut operational costs significantly. As of March 31, 2001, the company further had reduced debt approximately $6.3 million. The total reduction in outstanding liabilities of approximately $18.3 million represents a reduction of approximately 64% from the September 2000 totals. The company expects to complete most of the restructuring efforts by the end of the second quarter of 2001. The restructuring transactions are summarized under the caption "Market for Common Equity and Related Stockholder Matters" and in Note 8 to the Financial Statements included in this report.


Results of Operations


Year ended December 31, 2000 Compared to the Year Ended December 31, 1999


         Revenues decreased 12% to $2,274,264 for the year ended December 31, 2000, compared to $2,577,366 for the prior year. This decrease in revenue was primarily the result of the corporate restructuring that took place in third and fourth quarters of 2000. During 2000, the company reported a gain of $2,725,000 on the sale of securities of its subsidiary, CareerWebSource. The sale occurred as a result of the loss of shares of the subsidiary that had been pledged to a creditor as collateral for loans made to the subsidiary after the subsidiary defaulted on its obligations under the loan agreement.


         Cost of revenues, decreased 7% to $668,553 for the year ended December 31,2000, compared to $715,433 for the previous year. This decrease also reflects the efficiency in operational restructuring and reductions in staff implemented as part of the restructuring during the fourth quarter of 2000. We also recognized expense of $281,404 in 2000 in connection with the beneficial conversion feature of shares issued at a discount to the market in transactions involving debt reduction or debt restructuring.


         General and administrative expenses, which include selling expenses and advertising expense, decreased to $5,176,711 for the year ended December 31, 2000, compared to $8,293,990 for the prior fiscal year. The decrease is a direct result of the restructuring and cost-cutting measures described above.

         Interest expense increased 97% to $12,732,338 for the year ended December 31,2000, compared to $6,478,735 for the previous year. This increase reflects increased debt carrying cost, restructuring, lending incentives, and debt settlement charges incurred during 2000. As a result of the restructuring program the company started in September 2000, we expect that interest expense in 2001 will be significantly lower than interest expense incurred in 2000.


Liquidity and Capital Resources


         The company has suffered recurring losses from operations since its inception in 1996, and as of December 31, 2000, had an accumulated deficit of $40,030,747. The accumulated deficit reflects losses associated with the development and startup of operations and significant costs for research and development for the company's propriety job-search technology and training system, as well as costs associated with the startup of the Real Estate operations and the company's Internet subsidiary. The loss in 2000 was primarily the result of significant interest expense associated with the large amount of debt incurred in connection with real property purchase contracts and working capital loans, which carry high interest rates. We also accrued $400,000 against the possible exposure of litigation. See "Item 3. Legal Proceedings."


         At December 31, 2000, we had a working capital deficit of approximately $13,589,327. This working capital deficit primarily is a result of the company's practice of funding operations through short-term borrowings at high interest rates. The interest rates associated with these short-term borrowings are significantly higher than prime interest rates.


New Accounting Standards


         During 2000, the EITF issued a pronouncement addressing the recognition, measurement and statement of earnings classification for certain sales incentives. The pronouncement will be effective in the second quarter of 2001. As a result, certain items previously included in marketing, administration and research costs on our consolidated statements of earnings will be recorded as reductions of operating revenue. Upon adoption, we will reclassify prior period amounts to conform to the new requirements. Due to anticipated additional consideration of this pronouncement by the EITF, we are currently unable to quantify the impact of adoption. We presently expect that adoption and subsequent application of this pronouncement will not have a material effect on our financial position or results of operations. The EITF also issued a pronouncement addressing the statement of earnings classification of shipping and handling costs billed to vendors. This pronouncement was effective for the fourth quarter of 2000, but did not have an impact on our combined financial statements.


Risk Factors


         This Report contains forward-looking statements that may be affected by risks and uncertainties including many that are outside our control. The Murdock Group's actual operating results could differ materially as a result of certain factors, including those set forth below and elsewhere in this Report.


         We have a history of net losses and accumulated deficits and there can be no assurance that we will achieve profitable operations or that it will not require additional financing to achieve our business plan. From its inception, the Murdock Group has not achieved profitable operations and continues to operate at a loss. The present business strategy is to improve profitability and cash flows by generating profits through the sale of real property and adding to our existing product line and distribution channels in the Career Development group and myjobsearch.com. See "Management's Discussion and Analysis or Plan of Operation."


         Our financial statements have been prepared on the assumption that the Murdock Group will continue as a going concern. Our revenues have been limited and it has been necessary to rely upon debt and capital contributions to sustain operations. Additional financing is required if the Murdock Group is to continue as a going concern. If additional funding is not obtained, we will be required to scale back or discontinue our operations.


         We have not been profitable and we may never be profitable. If we do not improve our operating results, we may be required to curtail or even cease operations. Profitability depends upon many factors, including the success of its marketing program, its ability to identify and obtain the rights to additional products to add to its existing product line, expansion of its distribution and customer base, maintenance or reduction of expense levels and the success of the business activities. The Murdock Group has an accumulated deficit as of December 31, 2000 of $40,030,747. We anticipate that we will continue to incur operating losses in the future. The ability to achieve profitable operations will depend on our ability to develop and maintain an adequate marketing campaign and control costs and expenses. See "Management's Discussion and Analysis or Plan of Operation."


         Environmental laws and potential liability for environmental hazards and spills on our real property could result in substantial money damages, fines and expense for remediation. The real property owned by the Murdock Group may pose or contain environmental hazards or risks and the ownership, development or sale of such properties may subject the Murdock Group to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Murdock Group believes that its activities currently comply with the standards prescribed by such laws and regulations, we could be held liable for any damages that result and any such liability could exceed the resources of the Murdock Group. In addition, there can be no assurance that we will not be required to incur significant costs to comply with such environmental laws and regulations in the future.

         Our recent restructuring resulted in the issuance of a significant number of shares of common stock and substantial dilution of existing shareholders. If we issue additional shares to further reduce our obligations or to acquire property or otherwise, our investors may suffer even more dilution, potentially reducing the value of their ownership interest in the company. A significant number of shares of our common stock are authorized but not issued. In addition, there are a substantial number of shares of common stock reserved for issuance upon the exercise of certain options, warrants and similar rights. If and to the extent such options, warrants or rights are exercised, or if the Board of Directors determines to issue authorized but previously unissued shares of common stock in connection with acquisitions of real property or other transactions, such issuances could substantially dilute the voting power of the existing shareholders. Furthermore, the possibility of such issuances may adversely affect the market for our common stock, should such a market ever develop.


Item 7. Financial Statements


         The Murdock Group's financial statements and associated notes are included in this report on pages F-1 through F-25.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in or disagreements with our independent public accountants on accounting and financial disclosure in 2000.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act


Directors


         KC Thane Holmes,  Chairman,  President and Chief Executive Officer, age
33. Mr. Holmes has served as a director and executive officer of the Murdock Group since formation. He received a BA degree from Brigham Young University in Psychology with a minor in Business and Accounting in 1992. Prior to founding Envision Career Services, L.L.C. and acquiring The Murdock Group in 1996, he served as a technical sales representative for Provider Solutions, a software developer, from 1995 to 1996, and as an account executive and technical engineer for Ameritech Library Services, a creator of custom software for large libraries, from 1991 to 1995. Mr. Holmes also serves as a Director, Chairman and CEO of CareerWebSource.


         Heather J. Stone, Director, age 31. Ms. Stone received an MBA from the University of Phoenix with a focus on marketing and strategic planning in 1992 and a BA in English from Brigham Young University in 1990. She served as Director of Product Management for ViewSoft, Inc., a Provo-based software firm, from 1994 to 1996, and a Product Line Manager for Novell, Inc., a networking software firm, for several years. She was a technical writer for Clyde Digital Systems (RAXCO), a software company, from 1987 to 1991. She has contributed articles to technical journals and won several writing awards. She has served as a director since the company's formation. Ms. Stone also serves as a Director and President of CareerWebSource.


         Lance Heaton, Director, Treasurer, age 30. For the four years before serving as a director and employee of the Murdock Group, Mr. Heaton was Vice President of Finance and Operations for Garden Country Inc., a regional retail chain. From 1994 to 1998, he was the managing member of Heaton, Hall and Associates, a real estate company and the controller of financial operations for Heaton Enterprises, a local restaurant chain. Mr. Heaton received a BA in Economics from the University of Utah. He has served as a director since December 13, 1999. Mr. Heaton also serves as a Director of CareerWebSource.


         Mr. Holmes and Mrs. Stone are brother and sister. Directors serve for a one-year term or until their successor is elected and qualified.


Executive officers


         In addition to those executive officers who also serve as directors, namely Mr. Holmes, Ms. Stone and Mr. Heaton, the following persons serve as executive officers of the Murdock Group:


         Stephen Fitzwater, Vice President of Operations, age 42. Before Mr. Fitzwater joined the Murdock Group in 1997 he founded Advanced Massage Therapy, an alternative therapy business. From 1993 to 1998 he owned and operated Greentree Properties, a Utah-based real estate investment firm specializing in turning around distressed properties. Before moving to Utah in 1993, Mr. Fitzwater worked in the entertainment industry, culminating as the general manager of the largest nightclub on the West Coast.


         Chet Nichols, Controller, age 42. Mr. Nichols joined The Murdock Group in January 2000. He graduated from the University of Utah in Accounting and Business Management and completed his CPA Testing in 1993. Mr. Nichols has worked in the accounting profession since 1982 in the Financial Services arena as a Reporting, Budget, Forecasting, and Strategic Planning Manager. He has been a Controller since 1990 in the Manufacturing and Professional Services industries, and has broad experience in Management, Business Planning, Information Systems, Accounting infrastructure and procedures, Human Resources, Business Consulting, and Tax.


Section 16(a) Beneficial Ownership Reporting Compliance


         Section 16(a) of the Securities Exchange Act of 1934 requires the Murdock Group's executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish the Murdock Group with copies of all Section 16(a) forms they file.


         Based solely upon its review of the copies of such forms furnished to it, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Murdock Group believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed and it is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10% holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 2000, that was not filed with the Commission.


Item 10. Executive Compensation.


         The following table summarizes the compensation of the Chief Executive Officer of the Murdock Group during the past three fiscal years. No executive officer of the Murdock Group earned more than $100,000 during the year ended December 31, 2000.


                           Summary Compensation Table

                                                                Long-Term
                         Annual Compensation                  Compensation
                         -------------------                  ------------
                                             Restricted   Securities Underlying
       Position     Year   Salary ($)(1)    Stock Awards  Options / SARs (#) (3)
    -------------  ------ ---------------   ------------------------------------


---------------------
(1) Mr. Holmes was not paid any wages during 2000. At January 1, 2000, Mr. Holmes was indebted to the company in the amount of $441,086. During 2000, this obligation was satisfied as a result of consideration pledged to secure debt of the company and the loss of the property pledged by Mr. Holmes and by an affiliate of Mr. Holmes. The table excludes amounts received by Mr. Holmes during 2000 as a result of the settlement of obligations of the Murdock Group in transactions between Mr. Holmes and the company as provided in "Certain Relationships and Related Transactions." At December 31, 2000, the company was indebted to Mr. Holmes in the amount of $609,718. See also Notes to Financial Statements, included with this report.


      Stock Option Grants


         The table below contains information concerning stock option grants made to the Chief Executive Officer during the past fiscal year.


                      Option/SAR Grants in Last Fiscal Year


                                                      Percent of total Options
                            Number of Securities        granted to employees      Exercise Price       Expiration
         Name            Underlying Options granted        in fiscal year            per Share            Date

KC Holmes                           250,000                                            $1.50          February 2007

KC Holmes                            30,000                                            $0.05           October 2007

KC Holmes                           250,000                                            $0.05          November 2007

KC Holmes                           500,000                                            $0.05          November 2007

Total                             1,030,000                     3.5%                    NA                 NA

Compensation of Directors


         Directors of the Murdock Group were not paid any compensation for their services as members of the Board during the year ended December 31, 2000. Members of the board were issued stock options during 2000 as follows: Heather Stone received options for the purchase of 30,000 shares of common stock at a price of $0.05 per share on October 24, 2000. These options are exercisable until October 2007. Lance Heaton was granted options to purchase 140,000 shares of common stock on February 1, 2000. These options are exercisable until February 2007 at a price of $1.50 per share. He also was granted an option in October 2000 for the purchase of 30,000 shares of common stock at $0.05 per share through October 2007. In November 2000, Mr. Heaton was granted options to purchase a total of 633,334 shares of common stock at $0.05 per share. These options are exercisable until November 2007.


Stock Option and Incentive Plan


         On July 1, 1999, the Board of Directors adopted the Stock Option. The plan was amended in March 2001. As amended, the Stock Option Plan authorizes the granting of awards of up to 75,000,000 shares of common stock to key employees, officers, directors, consultants, advisors and sales representatives. Awards consist of stock options (both non-qualified options and options intended to qualify as "incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the Stock Option Plan.


         The Stock Option Plan is administered by the Board of Directors, which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Stock Option Plan. The exercise price of qualified options may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding stock). The aggregate fair market value of shares for which qualified stock options are exercisable for the first time by such employee during any calendar year may not exceed $100,000. Non-qualified stock options granted under the Stock Option Plan may be granted at a price determined by the Board of Directors, not to be less than the fair market value of the common stock on the date of grant.


         The Stock Option Plan also contains certain change in control provisions, which could cause options and other awards to become immediately exercisable and restrictions and deferral limitations applicable to other awards to lapse in the event any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, including a "group" as defined in
Section 13(d), but excluding certain of shareholders, becomes the beneficial owner of more than 30% of our outstanding shares of common stock.


         As of April 1, 2001, we had granted options to purchase a total of 30,245,164 shares, of which options to purchase 7,834,439 were granted to employees and directors under the Stock Option Plan. Of the total options outstanding, options to purchase 712,438 shares have an exercise price of $1.00 per share, and options to purchase 1,841,799 shares have an exercise price of $1.50 per share. These options vest over periods ranging from the date of grant to 7 years from the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.


         The following table sets forth, as of April 4, 2001, the number of shares of our voting common stock owned by (1) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock, (2) by the executive officers and directors individually, and (3) by the executive officers and directors as a group. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of our common stock listed for such person in the table. Unless otherwise indicated, the mailing address of the shareholder is the address of the Murdock Group, 5295 South Commerce Drive, Suite 475, Salt Lake City, Utah 84107.


                                        Number of Shares      Percent of
        Name / Address                          (1)            Class (2)
--------------------------------    --------------------    ---------------
5% Beneficial Owners

   Ross Investment Group                   22,150,000           6.7%
   MSF Properties                          20,000,000           6.1%
   Holmes Funding                          20,000,000           6.1%
   John R. and Betty H. Call               19,481,823           5.9%


Directors and Executive Officers

   KC Holmes                                2,294,342           0.7%

     Chief Executive Officer
     Chairman of the Board

   Heather Stone, Director                  3,039.842           0.9%

   Lance Heaton                            10,101,000           3.1%

   Stephen Fitzwater                            1,000            *
     Operations

   Operations and Directors as a Group
   (4 persons)                             15,436,184           4.7%

--------------------------


*        Less than 1%.

         (1) Entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof and which will not become vested or exercisable within 60 days of the date of this report.


         (2)      Percentages rounded to nearest one-tenth of one percent.

Item 12. Certain Relationships and Related Transactions


Year Ended December 31, 1999


         In 1998 and 1999, we made loans to KC Holmes, an officer and director of the Murdock Group. These loans totaled $277,824 and $441,086 at December 31, 1998 and 1999, respectively. Each loan bears interest at the annual rate of 12%, has no maturity date, and is based on an oral agreement. In 1998 and 1999, we made loans to Heather Stone, an officer and director of the Murdock Group. These loans totaled $96,803 and $132,247 at December 31, 1998 and 1999, respectively. Each loan bears interest at the annual rate of 12%, has no maturity date, and is based on an oral agreement.


         The Murdock Group was indebted to employees and former employees in the amount of $123,500 as of December 31, 1999, relating to a private placement offering. The company also has short-term notes payable with various employees and their immediate family members. The notes bear interest at rates between 12% and 36% per annum and are unsecured. The balance due under these notes totaled $294,696 at December 31, 1999. We paid $109,660 in interest to related parties in the year ended December 31, 1999. The related parties were employees or immediate family members of executive officers and employees of the Murdock Group.


         KC Holmes, Lance Heaton, and Heather Stone are also directors, officers and principal shareholders of CareerWebSource.


         During 1999, we provided accounting and other services for CareerWebSource for which CareerWebSource was assessed an allocable share of the salaries and other expenses of the employees of the Murdock Group providing those services. From June through December 31, 1999, the net amount accrued or paid to the Murdock Group for these services totaled approximately $29,082.


         In June 1999, we loaned CareerWebSource cash for working capital. The funds for this transaction were obtained by the Murdock Group from Aspen Capital Resources, LLC. As consideration for this loan, the Murdock Group, as the sole shareholder of CareerWebSource at the time, agreed to cause CareerWebSource to issue common stock purchase warrants to Aspen Capital for the purchase of 296,459 shares of CareerWebSource common stock at a purchase price of $3.00 per share. These warrants are currently exercisable and expire in 2006. Aspen Resources also was granted a security interest in 1,000,000 shares of CareerWebSource common stock owned of record by the Murdock Group. Amounts loaned to CareerWebSource under this arrangement totaled approximately $1,800,000 as of April 10, 2000.


         In connection with the private offering of CareerWebSource convertible preferred stock in May 2000, the company agreed to convert the amounts owing by CareerWebSource to a subscription for the purchase of 720,000 shares of CareerWebSource Series A Convertible Preferred Stock.


Year Ended December 31, 2000


         During 2000, we provided accounting and other services for CareerWebSource for which CareerWebSource was assessed an allocable share of the salaries and other expenses of the employees of the Murdock Group providing those services. The net amount accrued or paid to the Murdock Group for these services totaled approximately $61,144 in 2000.


         In satisfaction of a defaulted loan owed to Aspen Capital, KC Holmes, a director and the CEO of the company, relinquished 2,000,000 shares of Murdock Group common stock valued at $0.10 per share and 203,885 shares of CareerWebSource common stock valued at $2.50 per share, and had RDF LLC contribute $1,500,000 of assets to the company. Under an indemnification agreement, the Murdock Group reissued Mr. Holmes 2,000,000 shares of common stock. In addition, under a similar agreement, CareerWebSource reissued Mr. Holmes 203,885 shares of its common stock. Mr. Holmes also agreed upon a damage award of $552,428 or 25% of the current value of assets relinquished.


         In satisfaction of the same defaulted loan, Heather Stone, a director of the company, relinquished 3,038,842 shares of common stock valued at $0.10 per share, and 303,885 shares of CareerWebSource common stock valued at $2.50 per share. Under indemnification agreements, Ms. Stone was issued 3,038,842 shares of Murdock Group common stock and 303,885 shares of CareerWebSource common stock. In addition, Ms. Stone was given a damage award of $265,899 or 25% of the current value of assets relinquished.


         At December 31, 1999 Mr. Holmes had a receivable with the company in the amount of $441,086. During 2000, Mr. Holmes satisfied the receivable and a note payable was recorded with the company as a result of the (i) $1,500,000 personal assets seized from an affiliate of Mr. Holmes, RDF LLC, (ii) the $552,428 damage award (iii) $139,503 in loan assumptions and other advances to the company. In partial consideration of the note payable, Mr. Holmes (i) caused RDF LLC to convert $1,069,700 into 15,314,285 shares of common stock, and (ii) offset $71,427 in advances received from the company. At December 31, 2000, the company owed Mr. Holmes $609,718.


         At December 31, 1999, Ms. Stone had a receivable with the company in the amount of $132,247. During 2000, Ms. Stone satisfied the receivable and a note payable was recorded as a result of the $265,899 damage award. In partial consideration of the note payable, Ms. Stone offset $110,257 in advances received from the company. At December 31, 2000, the company owed Ms. Stone $23,395.


         Based on mutual board approval, CareerWebSource agreed to assume $317,356 of the above mentioned damage awards to Mr. Holmes and Ms. Stone.


         The company has short-term notes payable with various employees and their immediate family members. The notes bear interest between 12% and 36% per annum and are unsecured. The balances of these notes were $891,295 and $294,696 at December 31, 2000 and 1999, respectively.


Item 13. Exhibits and Reports on Form 8-K.

(a)   Exhibits


         The Murdock Group files the following exhibits with this report or incorporates by reference to exhibits filed previously with the Securities and Exchange Commission by the Murdock Group.


  Exhibit No.                   Description

        3.1   Articles of Incorporation dated November 5, 1997 (1)

        3.2   Bylaws dated November 5, 1997 (1)

        3.3   Amended Bylaws (2)

        3.4   Amended and Restated Articles of Incorporation (3)

        3.5   Amendment to Articles of Incorporation dated March 29, 2001

        4.1   Form of Stock Certificate (1)

        4.2   Form of Bond Certificate (1)

        10.1 Purchase Agreement with Envision Career Services LLC, dated July 26, 1996 (1)

        10.2  Exchange Agreement with Envision, dated May 31, 1998 (1)

        10.3  Lease (1)

        10.4  License with MyJobSearch.com, Inc. (2)

        10.5  1999 Stock Option Plan (2)

        10.6  Form of Stock Option Award (2)

        10.7  Contract for Purchase of Real Property (2)

        10.8  Contract for Purchase of Real Property (2)

        10.9  Contract for Purchase of Real Property (2)

        10.10 Contract for Purchase of Real Property (2)

        10.11 Contract for Purchase of Real Property (2)

        10.12 Contract for Purchase of Real Property (2)

        10.13 Contract for Purchase of Real Property (2)

        10.14 Contract for Purchase of Real Property (2)

        10.15 Contract for Purchase of Real Property (2)

        10.16 Contract for Purchase of Real Property (2)

        10.17 Contract for Purchase of Real Property (2)

        10.18 Contract for Purchase of Real Property (2)

        10.19 Agreement and Plan of Merger with G&J Farms, Inc. (4)

        10.20 Agreement and Plan of Merger with G.F.S., Inc. (4)

        10.21 Farm Lease Agreement (4)

        10.22 Indemnification Agreement (5)

        10.23 2000 Stock Option Plan  (3)

        16    Letter on change of certifying accountant (2)

        21.1  List of subsidiaries (2)

        23.1  Consent of Hansen Barnett & Maxwell, CPA (2)

        23.2  Consent of David Thomson, CPA (2)




           (1) Filed as Exhibit to the Murdock Group's registration statement on Form SB-2, Commission File No. 333-65319, and incorporated by this reference.

           (2) Filed as Exhibit to annual report on Form 10-KSB for year ended December 31, 1999 and incorporated by this reference.

           (3)   Incorporated  by reference to  Definitive  Proxy  Statement on
                 Schedule 14A dated November 27, 2000.

           (4) Incorporated by reference to Current Report on Form 8-K, filed in July 2000.

           (5) Incorporated by reference to Quarterly Report for Quarter Ended September 30, 2000.

(b)   Reports on Form 8-K


               We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

                                                                  Signatures


         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of April 2001.


The Murdock Group Holding Corporation




  /s/ KC Holmes
-----------------------------------------------
KC Holmes, CEO (Principal Executive Officer)





         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated this 12th day of April 2001




  /s/ KC Holmes
-----------------------------------------------
KC Holmes, President and CEO, and Director




  /s/ Heather Stone
-----------------------------------------------
Heather Stone, Director




  /s/ Lance Heaton
-----------------------------------------------
Lance Heaton, Director




  /s/ Chet Nichols
-----------------------------------------------
Chet Nichols, Controller (Principal Accounting Officer)

                                THE MURDOCK GROUP
                               HOLDING CORPORATION







               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS







                           December 31, 2000 and 1999




                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                                THE MURDOCK GROUP
                               HOLDING CORPORATION


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                         Page


Report of Independent Certified Public Accountants......................................................  F-2

Consolidated Balance Sheets - December 31, 2000 and 1999................................................  F-3

Consolidated Statements of Operations for the Years Ended December 31, 2000 and
  1999..................................................................................................  F-5

Consolidated Statements of Stockholders' Deficit for the Years Ended
 December 31, 1999 and 2000.............................................................................  F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and
  1999..................................................................................................  F-7

Notes to Consolidated Financial Statements..............................................................  F-9

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



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
The Murdock Group Holding Corporation


We have audited the accompanying consolidated balance sheets of The Murdock Group Holding Corporation, a Utah corporation, and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Murdock Group Holding Corporation and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 in the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities, had a working capital deficiency of $13,589,327 and a capital deficiency of $3,649,928 at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                       HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 27, 2001

                      THE MURDOCK GROUP HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                          December 31,____
                                                                                --------------------------------
                                                                                      2000              1999
                                                                                --------------    --------------
Current Assets
      Cash .................................................................... $          997    $        1,907
      Current portion of contracts receivable, net .............................       712,680           712,219
      Accounts receivable - related parties.....................................       226,167           361,147
      Accrued interest receivable...............................................       233,503           120,820
      Prepaid and other current assets..........................................        46,163            59,884
                                                                                --------------    --------------

           Total Current Assets.................................................     1,219,510         1,255,977
                                                                                --------------    --------------

Property and Equipment, at cost
      Computer equipment........................................................       487,333           972,026
      Software..................................................................        85,061           384,998
      Furniture and fixtures....................................................       382,037           364,685
      Leasehold improvements ...................................................        75,358            77,574
                                                                                --------------    --------------
                                                                                     1,029,789         1,799,283
      Less: accumulated depreciation and amortization...........................      (510,829)         (369,849)
                                                                                --------------    --------------

           Net Property and Equipment ..........................................       518,960         1,429,434
                                                                                --------------    --------------

Other Assets
      Contracts receivable, net - less current portion..........................       145,195           507,844
      Deposits and other assets.................................................        30,456            96,854
      Investments...............................................................    12,724,508        11,067,850
                                                                                --------------    --------------

           Total Other Assets...................................................    12,900,159        11,672,548
                                                                                --------------    --------------

Total Assets....................................................................$   14,638,629    $   14,357,959
                                                                                ==============    ==============













        The accompanying notes are an integral part of these consolidated financial statements.

                      THE MURDOCK GROUP HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT




                                                                                           December 31,
                                                                                --------------------------------
                                                                                          2000              1999
                                                                                --------------    --------------
Current Liabilities
      Accounts payable..........................................................$    1,970,700    $    2,676,957
      Accrued liabilities.......................................................     1,953,034           590,564
      Unearned revenue .........................................................            --            50,000
      Short-term notes payable..................................................     8,537,726        12,521,900
      Short-term notes payable - related parties................................       960,795           418,196
      Current portion of notes payable..........................................     1,296,788           951,963
      Current portion of notes payable - related parties........................            --            15,000
      Current portion of obligations under capital leases ......................        89,794           554,431
                                                                                --------------    --------------

           Total Current Liabilities............................................    14,808,837        17,779,011
                                                                                --------------    --------------

Long-Term Liabilities
      Notes payable - long-term.................................................     1,859,388         2,915,083
      Obligations under capital leases - long-term..............................        48,742           642,754
                                                                                --------------    --------------

           Total Long-Term Liabilities..........................................     1,908,130         3,557,837
                                                                                --------------    --------------

Redeemable Common Stock
      Common Stock - no par value,  1,047,727 shares and 1,447,227 shares issued and outstanding, respectively, redeemable
       at $1.50 per share.......................................................     1,571,590         2,170,841
                                                                                --------------    --------------

Stockholders' Deficit
      Preferred Stock - no par value, 25,000,000 shares authorized,
        no shares issued or outstanding.........................................            --                --
      Common Stock - no par value, 600,000,000 shares
        authorized; 207,975,658 shares and 17,502,850 shares issued and
        outstanding, respectively...............................................    36,380,819        12,528,980
      Accumulated deficit.......................................................   (40,030,747)      (21,678,710)
                                                                                --------------    --------------

           Total Stockholders' Deficit..........................................    (3,649,928)       (9,149,730)
                                                                                --------------    --------------

Total Liabilities and Stockholders' Deficit.....................................$   14,638,629    $   14,357,959
                                                                                ==============    ==============







        The accompanying notes are an integral part of these consolidated financial statements.

                      THE MURDOCK GROUP HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                     For the Years  Ended
                                                                                         December 31,
                                                                                -------------------------------
                                                                                    2000              1999
Revenue
      Service revenue, inclusive of interest charged............................$    2,274,264    $    2,577,366
      Less contract discounts and cancellations.................................      (189,276)         (226,053)
                                                                                --------------    --------------
           Net Revenue..........................................................     2,084,988         2,351,313
                                                                                --------------    --------------

Cost of Revenue.................................................................       668,553           715,433
                                                                                --------------    --------------

           Gross Profit.........................................................     1,416,435         1,635,880
                                                                                --------------    --------------

Operating Expenses
      Selling, general and administrative.......................................     5,176,711         8,293,990
      New products research and development.....................................       795,310           548,396
      Loss on disposal of investments...........................................     4,283,020                --
      Indemnification for damages to shareholders...............................       500,971                --
      Impairment of investments.................................................       285,000                --
      Contingency reserve.......................................................       430,494                --
                                                                                --------------    --------------

           Total Operating Expenses.............................................    11,471,506         8,842,386
                                                                                --------------    --------------

Other Income (Expense)
      Interest expense..........................................................   (12,732,338)       (6,478,735)
      Other income..............................................................        30,129            57,464
      Loss in subsidiary........................................................      (524,387)               --
      Gain on issuance of securities in consolidated subsidiary.................     1,961,247                --
      Gain on sale of securities of subsidiary..................................     2,725,000                --
                                                                                --------------    --------------
           Total Other Expenses.................................................    (8,540,349)       (6,421,271)
                                                                                --------------    --------------

Loss Before Minority Interest and Extraordinary Loss............................   (18,595,420)      (13,627,777)
                                                                                --------------    -------------

Minority Interest in Loss of Consolidated Subsidiary............................       875,349           453,320
                                                                                --------------    --------------

Loss Before Extraordinary Loss .................................................   (17,720,071)      (13,174,457)
                                                                                --------------    --------------

Extraordinary Loss (Net $0 in income taxes, See Note 18)........................       631,966                --
                                                                                --------------    --------------

Net Loss   .....................................................................$  (18,352,037)   $  (13,174,457)
                                                                                ==============    ==============


Basic and Diluted Loss Per Common Share Before Extraordinary Loss...............$        (0.39)   $        (1.07)
                                                                                ==============    ==============

Basic and Diluted Extraordinary Loss Per Common Share...........................$        (0.01)   $           --
                                                                                ==============    ==============

Basic and Diluted Net Loss Per Common Share.....................................$       (0.40)    $
                                                                                =============     ==============
(1.07)      ....................................................................
=====

Weighted Average Common Stock Used in Per Share Calculations....................    46,010,718        12,315,949
                                                                                ==============    ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                      THE MURDOCK GROUP HOLDING CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           DECEMBER 31, 1999 AND 2000



                                                          Common Stock                             Accumulated
                                                     Shares           Amount                 Deficit           Total

Balance - December 31, 1998....................    8,112,300           408,900             (8,504,253)      (8,095,353)

Issuance of common stock for cash..............    1,103,187         1,103,187                     --        1,103,187
Issuance of common stock to employees
   as bonuses..................................      113,600           113,600                     --          113,600
Issuance of common stock for services..........      584,722           610,929                     --          610,929
Issuance of common stock in satisfaction
   of debt obligations.........................    3,060,539         3,532,617                     --        3,532,617
Issuance of common stock to purchase real
   estate property.............................    5,678,789         8,485,178                     --        8,485,178
Common stock purchased in connection with
   real estate acquisitions....................      (79,000)         (118,500)                               (118,500)
Redeemable common stock........................   (1,071,287)       (1,606,931)                   --        (1,606,931)
Net loss   ....................................           --                --            (13,174,457)     (13,174,457)
                                                 -----------        ----------             ----------       ----------

Balance - December 31, 1999....................   17,502,850        12,528,980            (21,678,710)      (9,149,730)

Issuance of common stock for interest and
   enticements to settle debt obligations......   14,486,158           881,691                     --          881,691
Issuance of common stock for services..........    3,014,911           619,255                     --          619,255
Issuance of common stock in satisfaction
   of debt obligations and related beneficial
   conversion feature..........................  130,838,686        10,136,091                     --       10,136,091
Issuance of common stock in satisfaction
   of accrued liabilities......................    4,093,170           199,059                     --          199,059
Issuance of common stock issued to purchase
   real estate property........................   28,138,050         9,540,462                     --        9,540,462
Issuance of common stock for other assets......       88,333            85,833                     --           85,833
Release of redeemable common stock.............      399,500           599,250                     --          599,250
Common stock issued in connection with redeemable
  common stock and price guarantee.............   11,985,000                --                     --               --
Common stock returned as part of resale of
   real estate property........................     (220,000)         (297,000)                    --         (297,000)
Common stock returned in satisfaction of
   a receivable................................   (2,351,000)         (211,001)                    --         (211,001)
Contributed capital from officers and directors           --         1,269,450                     --
1,269,450
Issuance of warrants for financing and
  consulting activities........................           --         1,028,749                     --        1,028,749
Net loss.......................................           --                --            (18,352,037)     (18,352,037)
                                                 -----------        ----------             ----------       ----------

Balance - December 31, 2000....................  207,975,658        36,380,819            (40,030,747)      (3,649,928)
                                                 ===========        ==========             ==========       ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                      THE MURDOCK GROUP HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Years Ended
                                                                                             December 31 ,
                                                                                       2000                1999
                                                                                ----------------      -----------------
Cash Flows From Operating Activities
      Net loss................................................................. $   (18,352,037)      $  (13,174,457)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization........................................        190,343              229,980
           Expenses paid with common stock, options, and notes payable..........      2,780,974            1,221,024
           Loss from subsidiary (consolidated and equity portion)...............      1,589,945                   --
           Gain on issuance of securities in consolidated subsidiary and
             minority interest in loss of subsidiary............................     (1,961,247)            (453,320)
           Extraordinary loss on settlement of debt.............................        631,966                   --
           Loss from sale, foreclosure, or impairment of assets.................      4,568,919               57,193
           Gain on disposal of equity common stock in settlement of debt........     (2,725,000)                  --
           Beneficial conversion feature recorded on conversion of debt
             to equity..........................................................        281,404                   --
           Indemnification for damages to shareholders..........................        500,971                   --
           Contingency reserve..................................................        430,494                   --
           Reversal of valuation allowance on accounts receivable - related
             party..............................................................       (573,333)                  --
      Change in operating assets and liabilities:
           Contracts receivable.................................................        354,874             (668,021)
           Accounts receivable - related party..................................     (1,114,465)             (24,821)
           Accrued interest receivable..........................................       (112,683)            (120,199)
           Prepaid expenses and other...........................................         95,281              (13,901)
           Deferred offering costs..............................................             --              153,659
           Deposits and other assets............................................        123,403                   --
           Accounts payable.....................................................       (130,252)           2,325,802
           Accrued liabilities..................................................      6,252,821             (639,487)
           Unearned revenue.....................................................             --               50,000
                                                                                ----------------      ---------------
           Net Cash From Operating Activities...................................     (7,167,622)         (11,056,548)
                                                                                ----------------      ---------------

Cash Flows From Investing Activities
      Acquisition of real estate investments....................................        (12,011)            (478,332)
      Purchases of property and equipment.......................................         (2,318)            (199,993)
      Proceeds from sale of real estate.........................................        124,738                   --
      Decrease in deposits and other assets.....................................             --              348,575
      Proceeds from investments.................................................             --               25,400
                                                                                ----------------      ---------------
           Net Cash From Investing Activities...................................        110,409             (304,350)
                                                                                ----------------      ---------------

Cash Flows From Financing Activities
      Proceeds from notes payable...............................................     10,787,651           22,118,138
      Proceeds from related party notes payable.................................      3,147,710            3,250,944
      Principal payments on notes payable.......................................     (4,823,434)         (11,355,881)
      Principal payments on related party notes payable.........................     (1,925,768)          (3,855,224)
      Payments on capital lease obligations.....................................       (129,856)            (217,295)
      Increase in minority interests............................................             --              373,490
      Payments for private placement offering...................................             --              (60,829)
      Proceeds from sale of stock...............................................             --            1,103,187
                                                                                ----------------      ---------------
           Net Cash From Financing Activities...................................      7,056,303           11,356,530
                                                                                ----------------      ---------------

Net Decrease in Cash............................................................           (910)              (4,368)
Cash at Beginning of Year.......................................................          1,907                6,275
                                                                                ----------------      ---------------
Cash at End of Year.............................................................$           997       $        1,907

                                                                                ================      ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                      THE MURDOCK GROUP HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For the Years Ended
                                                                                           December 31,
                                                                                     2000              1999
                                                                                --------------     --------------

Supplemental Cash Flow Information
     Cash paid during the year for:
           Interest.............................................................$    5,958,508     $    3,655,289
                                                                                ==============     ==============


Supplemental Disclosures of Noncash Investing
   and Financing Activities
      Common stock issued for notes payable, and accrued interest...............$   14,648,795     $    3,532,617
      Common stock issued for investments in real estate........................     9,540,462          8,485,178
      Debt issued for investments in real estate................................     2,314,806          2,109,542
      Equipment acquired under capital leases...................................        17,353            106,052
      Conversion of related party receivable into investment in subsidiary......     1,800,000                 --
      Elimination equity in subsidiary..........................................     2,171,302                 --
      Capital leases converted to notes payable.................................       353,333                 --
      Common stock returned for satisfaction of a receivable and sale of real
        estate..................................................................       508,001                 --
      Common stock issued for satisfaction of accounts payable..................       199,059                 --
      Common stock and notes payable issued for other assets....................       225,833                 --
      Related party payables settled through advances...........................       249,143                 --
      Transfer of notes payable-related party to accounts payable...............     1,101,232                 --
      Receivables settled and related party notes incurred due to indemnification
         for damages to shareholders............................................       317,356                 --
      Accrued liabilities converted to notes payable............................     1,483,316                 --
      Accrued interest and notes payable settled through sale of real estate....     5,220,862                 --
      Property and equipment disposals..........................................         1,633                 --


















        The accompanying notes are an integral part of these consolidated financial statements.

                      THE MURDOCK GROUP HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Organization - Effective May 31, 1998, the members of a limited liability company ("Envision") exchanged their membership interest for common stock in The Murdock Group Career Satisfaction Corporation ("Murdock"), a Utah Corporation. Envision's members conveyed all of their membership interest to Murdock in exchange for 8,205,800 shares of Murdock common stock. As a result of the transaction, Envision's membership interests in Envision were terminated and Envision was dissolved. As a result of the exchange, a majority of Murdock stock was owned by Envision members and they assumed the operating control of the combined entity. Where the ownership and operating control in the combined entity reside in shareholders of the acquired corporation, generally accepted accounting principles require that Envision be treated as the purchaser for accounting presentation. The business combination of Murdock with Envision was accounted for as a combination of entities under common control, similar to a pooling of interests. No acquired assets or liabilities were adjusted to fair value. Murdock had no operating or material assets or liabilities prior to May 31, 1998, and the financial statements are essentially the historical financial statements of Envision. Envision's equity has been adjusted to reflect the above accounting treatment, therefore, consolidated historical data of Envision from inception has been combined and shown in these financial statements. During 2000, the Company changed its name from the Murdock Group Career Satisfaction Corporation to the Murdock Group Holding Corporation (the "Company").

Investment in Career Web Source - In June 1999, the Company formed a Delaware subsidiary called myjobsearch.com ("MJS") and transferred to MJS all the Company's developmental materials for an interest in the web site myjobsearch.com in exchange for 2,000,000 shares of common stock of MJS. During 2000, MJS changed its name to CareerWebSource ("CWS").

 On April 17, 2000, the Company converted notes receivable of $1,800,000 from CWS into 720,000 shares of CWS voting convertible preferred stock. On that same date, CWS issued 1,632,800 shares of voting convertible preferred stock for $5.2 million after offering costs. This transaction resulted in the Company's ownership interest in CWS decreasing to 45% of the total voting shares. Prior to the year ending December 31, 2000, the percentage of ownership in CWS decreased to 22% due to (i) the transfer of 1,050,000 shares of common stock to a creditor--the shares had been pledged as collateral on a note and (ii) the transfer of 200,000 common shares in conjunction with a conversion of debt to the Company's and CWS' common stock. As a result of the decrease in ownership percentage, the Company is required to account for its investment in CWS under the equity method of accounting. On April 17, 2000, the Company's investment in CWS was $524,387. To properly reflect the Company's investment in CWS under the equity method of accounting on April 17, 2000, the Company recognized a gain in the amount of $1,961,247. The Company elected to discontinue applying the equity method in CWS when its investment was reduced to zero and did not provide for additional losses. Accordingly, from April 17, 2000 through December 31, 2000, the Company recognized only $524,387 in losses from its equity investment in CWS which results in the Company having a zero investment in CWS at December 31, 2000. If CWS subsequently reports net income, the Company shall resume applying the equity method only after the Company's share of that net income equals the share of net losses not recognized during the period the equity method was suspended. Because the Company had no basis in its investment in CWS the Company recognized a $2,725,000 gain on its transfer of 1,250,000 shares of CWS stock mentioned above.

Operations of CWS for the year ended December 31, 2000 were as follows:

        Net contract
        revenue..................................    $       73,509
        5 years
        Gross
        profit...................................    $    (705,416)
        5 years
        Loss from
        operations...............................    $   (4,604,730)
        5 years
        Net loss.................................    $   (4,644,495)



Principles of Consolidation - The accompanying consolidated financial statements include the operations of CWS for the period from January 1, 2000 through April 16, 2000 and for the year ended December 31, 1999 on a consolidated basis and by the equity method of accounting for the period from April 17, 2000 through December 31, 2000. Intercompany accounts and transactions were eliminated through the date of consolidation.

Nature of Operations - The Company is a job-search and employment training company. The Company is focused on providing service to professionals with five or more years of experience who are dissatisfied with their career direction or current job situation. The Company offers job-search training workshops, consultants and coaches, and access to a job-search resource center. The Company also provides full-service hiring assistance, including training, recruiting, and outplacement to corporations. The Company's main office is located in Salt Lake City, Utah. The Company closed offices in Seattle, Washington and Portland, Oregon on June 16, 1999. Substantially all of the Company's revenues are from the services described above.

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

Cash Equivalents and Fair Value of Financial Instruments - The Company considers highly liquid investments with an original maturity of three months or less to be cash.

The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, other current assets, accounts payable, accrued expenses and unearned revenue approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's contract's receivables and debt obligations approximate fair value based on current interest rates available to the Company.

Property and Equipment - Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the terms of the respective leases or the estimated economic lives of the assets, whichever is shorter. The depreciation and amortization periods are as follows:

           Computer equipment and software.........................3-5 years
           Office equipment........................................   5 years
           Art, furniture and fixtures.............................   7 years
           Leasehold improvements and other........................   5 years

Depreciation expense for the years ended December 31, 2000 and 1999 was $190,343 and $229,980, respectively. Depreciation expense includes amortization of assets under capital lease.

On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations. Major renewals and betterments are capitalized, while minor expenditures for maintenance and repairs are charged to expense as incurred.

Investments in Real Estate -- Investments in real estate are stated at the lower of cost or estimated fair value. For financial reporting purposes, the Company evaluates the fair value of each piece of property periodically. If a potential impairment is identified, it is measured by the property's fair value compared with its most recent appraisal. To the extent that the carrying value exceeds the estimated fair value, a provision is recorded for the decrease in net realizable value. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. During the year ended December 31, 2000, the Company reduced the carrying value of certain properties by $285,000 due to impairment. The remaining properties held by the Company had estimated fair values in excess of their carrying values as of December 31, 2000 and 1999. All properties are located in Utah. As a result of this geographic concentration, the operations and sales of these properties could be adversely affected by a recession or general economic downturn in Utah.

Income Taxes - The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

Concentrations of Credit Risk - The Company's financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, contracts receivable, and loans to related parties. In the normal course of business, the Company provides credit terms to its customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, but typically does not require collateral.

Revenue Recognition - The Company's career development program provides the participant an opportunity to attend two training classes and the optional use of other resources of the Company such as its career library, job search software and referral services. Revenue from job training services is recognized upon the participant's completion of two training classes.

Research and Development Costs - Research and Development costs are expensed as incurred. These costs were $795,310 and $548,396 for the years ended December 31, 2000 and 1999, respectively. Research and development costs consist of expenditures incurred by CWS for the launch and modification of its website. As a result of the Company changing its accounting for CWS from the consolidation method to the equity method, these costs will no longer be recorded.

Advertising - The Company expenses the cost of advertising when incurred. Advertising expense for the years ending December 31, 2000 and 1999 was $295,059 and $2,245,935.

 Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding. Dilutive loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of common stock issuable upon the exercise of stock options.

As of December 31, 2000 and 1999, there were options outstanding to purchase 25,626,728 shares of common stock and 986,000 shares of common stock, respectively, that were not included in the computation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the loss per common share.

Recent Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No.133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement, as extended by SFAS No. 137, is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this statement to have a material impact on the Company's results of operations, financial position or liquidity.

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin requires the application of specific criteria in determination of the timing of revenue recognition in financial statements and is effective for all fiscal years beginning after December 16, 1999. The Company's accounting policies conform to the requirements of this bulletin and the adoption of this bulletin had no material effect upon the Company's results of operations, financial position or liquidity.

Reclassification - Certain accounts have been reclassified to conform with current presentations, which have no effect on net loss.

NOTE 3--RESTATEMENT

The accompanying consolidated financial statements as of December 31, 1999 and for the year then ended have been restated to reclassify 671,787 shares of common stock valued at $1,007,681 from common stock to redeemable common stock. During the year ended December 31, 2000, it was discovered that an additional guaranteed value of 671,787 shares of common stock at $1.50 per share had been issued during 1999 for the acquisition of certain real estate investments. As a result of this change, stockholders' deficit at December 31, 1999 decreased by $1,007,681, net loss for the year ended December 31, 1999 did not change, and weighted average shares decreased by 184,051, resulting in a $0.02 decrease in loss per common share at December 31, 1999.

NOTE 4 - BUSINESS CONDITION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained substantial operating losses since inception. As of December 31, 2000 and 1999, current liabilities exceed current assets by $13,589,327 and $16,523,034 respectively, and total liabilities exceed total assets by $2,078,338 and $6,978,889, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company requires immediate proceeds from financing or from the sale of its assets to meet its current obligations. Management is seeking private equity and debt capital, as well as seeking to find a buyer for its investments in real estate. No assurances exist that such sales will occur or that capital will be raised to satisfy its obligations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 - CONTRACTS RECEIVABLE, NON-RELATED

Contracts receivable consists of the following at December 31, 2000 and 1999:

                                                        2000              1999
                                              --------------    --------------
      Current
           Contracts receivable...............$    1,188,364    $      847,345
           Write-off allowance................      (475,684)         (135,126)
                                              ---------------   --------------

           Net................................$      712,680    $      712,219
                                              ==============    ==============

      Non-Current
           Contracts receivable...............$      177,067    $      626,609
           Write-off allowance................       (31,872)         (118,765)
                                              --------------    --------------

           Net................................$      145,195    $      507,844
                                              ==============    ==============

      Total
           Contracts receivable...............$    1,365,431    $    1,473,954
           Write-off allowance................      (507,556)         (253,891)
                                              --------------    --------------
           Net................................$      857,875    $    1,220,063
                                              ==============    ==============

Contracts generated from sales of service bear interest at annual rates of 19.9% and have terms of twenty-four months. The contracts are not collateralized.

At December 31, 2000, the Company had agreements with two financial institutions for options to purchase contracts, at the sole discretion of the financial institutions. The agreements provide for sales on a full recourse basis with a percentage of the amount sold held back by the financial institutions as additional collateral. At December 31, 2000, the Company had a receivable of $47,547, for amounts held back by the financial institutions.

For the year ended December 31, 2000, the Company sold with recourse $379,849 of contracts receivable generated from sales.

The Company considers all contracts receivable past due in excess of 90 days to be delinquent. The following summarizes activity in the allowance for possible credit losses:

                                                         2000           1999
                                                     -----------    -----------

           Beginning balance.........................$   253,891    $   234,643
           Allowance for doubtful accounts...........$   716,754    $   610,700
           Amounts written off.......................$  (463,089)   $  (591,452)
                                                      ----------    -----------
           Ending balance............................$   507,556    $   253,891
                                                      ==========    ===========

NOTE 6 - RELATED PARTY TRANSACTIONS

In satisfaction of the defaulted loan further described in Note 18, KC Holmes ("Mr. Holmes") relinquished 2,000,000 shares of the Company's common stock valued at $0.10 per share, 203,885 shares of CWS common stock valued at $2.50 per share. RDF LLC, an entity related to Mr. Holmes, also contributed $1,500,000 of other assets to the Company. Per an indemnification agreement, Mr. Holmes was reissued 2,000,000 shares of the Company's common stock and 203,885 shares of CWS' common stock. In addition, Mr. Holmes was given a damage award of $552,428 or 25% of the current value of assets relinquished.

In satisfaction of the defaulted loan further described in Note 18, Heather Stone (Ms. Stone) relinquished 3,038,842 shares of the Company's common stock valued at $0.10 per share, and 303,885 shares of CWS' common stock valued at $2.50 per share. Per an indemnification agreement, Ms. Stone was issued 3,038,842 shares of the Company's common stock and 303,885 shares of CWS' common stock. In addition, Ms. Stone was given a damage award of $265,899 or 25% of the current value of assets relinquished.

At December 31, 1999 Mr. Holmes had a receivable with the Company in the amount of $441,086. The Company provided an allowance for the full receivable amount at December 31, 1999. During 2000, Mr. Holmes satisfied the receivable and a note payable was recorded with the Company as a result of the (i)$1,500,000 RDF LLC assets seized, (ii) the $552,428 damage award and (iii) $139,503 in loan assumptions and other advances to the Company. In partial consideration of the note payable, Mr. Holmes (i) had RDF LLC convert $1,069,700 into 15,314,285 shares of common stock and (ii) offset $71,427 in advances received from the company. At December 31, 2000, the Company owes Mr. Holmes $609,718. The Company decreased bad debt expense during 2000 for the repayment of the $441,086 listed above that was previously reserved against in 1999.

At December 31, 1999, Ms. Stone had a receivable with the Company in the amount of $132,247. The Company provided an allowance for the full receivable amount at December 31, 1999. During 2000, Ms. Stone satisfied the receivable and a note payable was recorded with the Company as a result of the $265,899 damage award. In partial consideration of the note payable, Ms. Stone offset $110,257 in advances received from the Company. At December 31, 2000, the Company owes Ms. Stone $23,395. The Company decreased bad debt expense during 2000 for the repayment of the $132,247 previously valued against.

Based on mutual board approval, CWS, a related party company, agreed to assume $317,356 of the above mentioned damage awards to Mr. Holmes and Ms. Stone. The Company recorded a receivable from CWS for this amount and decreased the amount by $91,189 in advances received from CWS, leaving a balance of $226,167 at December 31, 2000.

See Notes 7, 10, and 14 for other related party transactions.




NOTE 7 - DUE FROM RELATED PARTIES

Amounts due from related parties consists of the following at December 31,

                                                                                           2000             1999
                                                                                  -------------    -------------
         Loan to CWS, non-interest bearing,
         Unsecured, due on demand.................................................$     226,167    $          --





         Loans to officers and directors, interest at 8%,
         Unsecured, see Note 6....................................................           --          573,333
         Less: allowance for uncollectibility due to personal
         guarantees on other Company debts, see Note 6............................           --         (573,333)

         Loan to an affiliated company through a revolving
         line of credit, interest at 10%, settled during 2000.....................           --          328,147

         Loan to employee, non-interest bearing,
         Unsecured, settled during 2000...........................................           --           33,000
                                                                                  -------------    -------------

         Total....................................................................$     226,167    $     361,147
                                                                                  =============    =============

NOTE 8 - INVESTMENTS IN REAL ESTATE

On June 30, 2000, the Company acquired a total of 750.68 acres of raw land in Eagle Mountain, Utah in exchange for 6,070,308 shares of common stock and $1,612,684 in cash. The common stock was valued at $9,105,462 or $1.50 per share. Under the terms of the contract the seller had a guaranteed purchase price. As a result of the guarantee, the Company issued the seller an additional 17,717,742 shares of common stock due to the decrease in the Company's stock price. No additional value was recorded as a result of this issuance. The Company recorded the investment at a cost of $10,744,560, net of closing costs.

On December 1, 2000, the Company sold a portion of this land for $2,692,500. The carrying value of the land sold was $4,835,052. As a result of this sale, the Company recorded a relief of notes payable and accrued interest of $2,692,500 and a loss on the sale of an investment of $2,142,552. As of December 31, 2000, the Company had an investment of $5,909,508 related to this land recorded on the accompanying balance sheet.

Subsequent to year-end, the Company sold their remaining investment in this land for $2,463,691. As a result of this sale the Company relieved $2,463,691 of notes payable and recorded a loss of $3,445,817. Additionally, under the terms of the subsequent agreement the Company issued 20,000,000 shares of common stock valued at $750,000 to the note holders as additional consideration.

On June 30, 2000, the Company entered into an agreement with a third party to purchase .89 acres of land in Francis, Utah. In connection with this purchase, the Company paid cash of $15,000 and incurred additional debt of $136,989. The Company recorded the investment at a cost of $149,000, net of closing costs. In December 2000, the Company transferred this land in relief of notes payable of $136,931. In connection with this transfer the Company recorded a loss on the sale of the investment of $12,069.

On December 4, 2000, the Company issued 4,350,000 shares of common stock for a building located in Sugarhouse, Utah. The shares were valued at $435,000. In addition, the Company incurred additional debt of $472,000. The Company recorded the property at a cost of $870,000, net of closing costs. At December 31, 2000, the Company evaluated the carrying value of this property based on a recent appraisal of the building and wrote down the investment by $45,000 due to impairment. Subsequent to year-end, the Company sold this building for $597,000. As a result of this sale, the Company received cash proceeds of $43,234, net of closing costs, relieved $547,000 of notes payable and recorded a loss of $228,000.


During 2000, the Company purchased additional acreage relating to an investment made in 1999. The purchase increased the carrying value of the investment by $103,719 to $655,869. During 2000, the Company deeded the property to the lender in satisfaction of $69,346 in notes payable. Additionally the lender paid the Company $42,519 under the terms of the transfer. As a result of this transfer the Company recorded a loss of $544,004.

In 1999, the Company acquired certain parcels of real estate primarily within the rural areas of the State of Utah, which it intended to develop or resell at a future date. The Company acquired these properties through payments in various combinations of stock issuances, new debt issuances or assumptions, and cash. The stock was valued at $1.50 per share on all of these investment acquisitions. The Company recorded the investments at a cost of $11,067,850 during the year ended December 31, 1999. During the year ended December 31, 2000 the Company sold several of these properties at a total carrying value of $4,285,700 for $2,701,304. The sales price consisted of cash receipts of $82,219, relief of debt and accrued interest of $2,322,085 and 220,000 shares of common stock returned to the Company originally recorded at a fair value of $297,000. As a result of this sale, the Company recorded a loss on sale of the investments of $1,584,396. During 2000, the Company recorded an impairment of $240,000 on one property due to the fair value being less than the carrying value. At December 31, 2000, the Company had $5,990,000 recorded in investments related to investments purchased in 1999.

NOTE 9 - SHORT-TERM NOTES PAYABLE

Short-term notes payable consist of the following:                                         2000             1999
                                                                                  -------------    -------------

         Short-term  notes  payable  to  various  individuals,   family  trusts,
          partnerships or limited liability  companies,  interest rates from 20%
          to 120%, due at various dates during
          2001, unsecured.........................................................$   2,769,350    $   2,501,796

         Short-term  notes  payable  to  various  individuals,   family  trusts,
          partnerships or limited liability  companies,  interest rates from 15%
          to 48%, due at various dates during 2001,
          secured by real estate..................................................    4,395,376        8,053,780

         Short-term notes payable to trusts, interest rates from 24% to 36%, due at various dates during 2001, partially collateralized
          by contracts receivable.................................................    1,373,000        1,966,324
                                                                                  -------------    -------------

                                                                                  $   8,537,726    $  12,521,900
                                                                                  =============    =============

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

Short-Term
The Company has short-term notes payable with various employees and their immediate family members. The notes bear interest between 12% and 36% per annum and are unsecured. The balances of these notes were $891,295 and $294,696 at December 31, 2000 and 1999, respectively.

In January 1998, the Company sold 375 units to related parties. Each unit consisted of a $1,000 promissory note and 400 shares of the Company's Class A common stock. The notes initially carried an interest rate of 16% and matured one year from the date of issuance. The Company recorded debt issuance costs at $.01 per share or $1,500 upon the issuance of the 150,000 shares of stock. The note holders had an option to extend the maturity date for an additional year, whereupon, if exercised, the note would bear interest at 18% for the entire two-year period. At December 31, 2000 and 1999, the balances of these notes were $69,500 and $123,500, respectively.

Long-Term
At December 31, 1999, the Company had a convertible bond issued to a trust, with interest at 30%, with a balance of $15,000. The debt was paid off during 2000.


NOTE 11 - NOTES PAYABLE

Notes payable consist of the following:                                                    2000             1999
                                                                                  -------------    -------------

         Notes payable to individuals, interest at 24%,
          due May 2001, partially secured by contracts receivable ................$     500,000    $     500,000

         Notes payable to a company, interest rates from
          20%-25%, due at various times from December
          2001 through February 2007, unsecured...................................      957,776        1,446,191





         Note payable to an individual, interest at 29%,
          due June 2005, secured by real estate...................................    1,000,000               --

         Notes payable to various  family trusts and  companies,  interest rates from 18% to 48%, due at various times between April 1999 and
          November 2001, unsecured................................................      698,400          908,855

         Notes payable to a company, interest at 14 %,
          due November 2001, secured by real estate...............................           --        1,012,000
                                                                                  -------------    -------------

                Total notes payable...............................................    3,156,176        3,867,046

                Less current portion..............................................   (1,296,788)        (951,963)
                                                                                  -------------    -------------

                Notes payable-- long-term.........................................$   1,859,388    $   2,915,083
                                                                                  =============    =============

The following table represents principal maturities of notes payable for each of the next five years ending December 31,:

            Year Ending December 31,
                          2001.........................$   1,296,788
                          2002                               113,127
                          2003                               130,074
                          2004                               149,560
                          2005                               171,965
                          Thereafter                       1,294,662

NOTE 12 - CAPITAL LEASES

The Company leases computer software, hardware, and office furniture and fixtures under capital leases. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives (three to seven years). Amortization of assets under capital leases is included in depreciation expense for December 31, 2000 and 1999.

Following is a summary of property held under capital leases at December 31,

                                                                                           2000             1999
                                                                                  -------------    -------------
                Property and equipment, at cost...................................$     323,609    $   1,136,305
                Less: Accumulated amortization....................................     (141,219)        (167,098)
                                                                                  -------------    -------------

                                                                                  $     182,390    $     969,207
                                                                                  =============    =============

Minimum future lease payments under capital leases for each of the next five years and in the aggregate at December 31, 2000 are:

              Year Ending December 31,
                        2001...............................$     118,070
                        2002                                      57,207
                        2003                                       5,318
                        2004                                       5,318
                        2005                                         443
                                                           -------------

      Total minimum lease payments.........................      186,356
      Less: Executory costs                                       (1,465)
                                                           -------------
      Net minimum lease payments                                 184,891
      Less: Amount representing interest                         (46,355)
                                                           -------------
      Present value of net minimum lease payments                138,536

      Less: Current portion                                      (89,794)
                                                           -------------

      Long-term portion   .................................$      48,742
                                                           =============

NOTE 13 - REDEEMABLE STOCK

The Company's president has personally guaranteed the value of 399,500 shares of common stock issued to an individual at $599,250 or $1.50 per share as partial consideration given in connection with the acquisition of certain real estate investments. This guarantee was originally exercisable by the shareholder between May 22, 2001 and June 22, 2001. Accordingly, these shares of common stock were considered to be redeemable under this agreement and had been presented under the caption of "Redeemable Stock" in the financial statements for year 1999. During 2000, the Company accelerated the valuation period and distributed 11,985,000 shares of common stock to precipitate the sale of real estate which fulfilled the valuation guarantee. These shares have been issued with no additional value given and all shares have been presented under the caption of "Common Stock".

In 1999, as part of the consideration given to a lender to acquire financing, the Company issued 375,940 of common stock. The Company agreed to repurchase these shares of common stock at $1.50 per share by June 1, 2000 if the public market for these shares had not attained that level. A verbal agreement between the parties extended this valuation guarantee with no specific date. As of December 31, 2000 no additional shares of common stock have been issued. Accordingly, these shares of common stock are considered to be redeemable under this agreement and have been presented under the caption of "Redeemable Stock" in the financial statements for the years ending December 31, 2000 and 1999.

In 1999, the Company guaranteed the value of 714,667 shares of common stock issued to individuals for $1,007,681 or $1.50 per share as part of the consideration given in connection with the acquisition of certain real estate investments. The Company agreed to repurchase these shares of common stock at $1.50 per share at any time subsequent to January 1, 2001 at the individuals demand. Accordingly, these shares of common stock are considered to be redeemable under this agreement and have been presented under the caption of "Redeemable Stock" in the financial statements for the years ended December 31, 2000 and 1999. Subsequent to year end the Company issued 19,481,823 shares of common stock to these individuals in connection with this guarantee.

NOTE 14 - COMMON STOCK TRANSACTIONS

Amendment to Articles of Incorporation

On November 10, 2000, with stockholder approval, the Company filed an amendment and restatement of the Company's articles of incorporation which: (i) changed the Company's name to "The Murdock Group Holding Corporation"; (ii) increased the Company's authorized capital stock to 300,000,000 shares; (iii) authorized the issuance up to 25,000,000 shares of preferred stock; (iv) eliminated the Class B Non-Voting Shares, none of which had been issued, and (v) adopted the "2000 Murdock Group Stock Option Plan".

On March 29, 2001, with stockholder approval, the Company filed an amendment and restatement of the Company's articles of incorporation which (i) increased the number of authorized common shares from 300,000,000 to 600,000,000 and (ii) increased the number of available options and warrants from 25,000,000 to 75,000,000.

Common Stock issued for Services, Loan Origination Fees and Accrued Liabilities

During the year ended December 31, 2000, the Company issued 3,014,911 shares of common stock for services at prices ranging from $0.05 to $1.50 per share. These shares of common stock were valued at $619,255 based on the fair market value of the shares on the dates of issuance.

During the year ended December 31, 2000, the Company issued 88,333 shares of common stock for loan origination fees at prices ranging from $0.75 to $1.50. The shares of common stock were valued at $85,833 based on the fair market value of the shares on the dates of issuance and will be amortized over the life of the debt.

During the year ended December 31, 2000, the Company issued 4,093,170 shares of common stock at prices ranging from $0.04 to $0.05 per share in relief of accrued liabilities of $199,059. The shares of common stock were valued based on the fair market value of the shares on the dates of issuance.

Common Stock issued for Debt

During the year ended December 31, 2000, the Company issued 130,838,686 shares of common stock at prices ranging from $0.03 to $0.96 per share in satisfaction of notes payable of $8,663,845 and accrued interest of $1,190,842. In some cases, the Company issued shares of common stock at a discounted price. As a result of this discount, the Company recorded a beneficial conversion feature on these shares. The value of the beneficial conversion feature was determined as the difference between the fair value of the Company's common stock on the date of conversion and the conversion price. The value of the beneficial conversion feature was $281,404 and was recognized as additional paid-in capital and interest expense.

During the year ended December 31, 1999, the Company issued 3,060,539 shares of common stock at prices ranging from $1.00 to $1.25 for the settlement of $3,532,617 in debt.

Common Stock issued for Interest and Enticements to Settle Debt

During the year ended December 31, 2000, the Company issued 14,486,158 shares of common stock at prices ranging from $0.03 to $1.19 per share for interest and enticements to settle notes payable. The shares of common stock were valued at $875,941 based on the fair market value of the shares on the dates of issuance and charged to interest expense. The Company recorded a beneficial conversion feature of $5,750 related to the shares based on the difference between the fair value of the Company's common stock and the issuance price.

During the year ended December 31, 1999, the Company issued 5,678,789 shares of common stock at prices ranging from $1.35 to $1.50 per share for a total value of $8,485,178. The shares of common stock were issued as part of the consideration paid to acquire investments in real estate.

Common Stock Issued for Investments in Real Estate

During the year ended December 31, 2000, the Company issued 28,138,050 shares of common stock at prices ranging from $0.10 to $1.50 per share for investments in real estate. The shares of common stock were valued at $9,540,462 based on the fair market value of the shares on the dates of issuance. For additional discussion of these transactions see Note 8.

During the year ended December 31, 1999, the Company issued 584,722 shares of common stock at prices ranging from $1.00 to $1.50 per share for services related to the acquisition of real estate and financing needs. The total value of shares of common stock issued was $610,929.

Common Stock Received in Settlement of Notes Receivable

During the year ended December 31, 2000, a related corporation of the Company through common management returned 2,285,000 shares of the Company's common stock to the Company in settlement of a note receivable of $212,668. These shares of common stock were valued at $178,001 or $0.08 per share, and the remaining balance of the receivable of $34,667 was written off to interest expense. Under a separate agreement, the related corporation returned 66,000 shares of the Company's common stock valued at $0.50 per share in settlement of a $33,000 receivable.

Other Common Stock Transactions

During the year ended December 31, 1999, the Company issued 1,103,187 shares of common stock for cash proceeds of $1,103,187 or $1.00 per share.

During the year ended December 31, 1999, the Company issued 113,600 shares of common stock for $113,600 in employee bonuses at $1.00 per share.

NOTE 15 - STOCK OPTIONS

Non-Qualified Plan: During July 1999, the Company adopted The Murdock Group Holding Corporation 1999 Stock Option and Incentive Plan for the benefit of officers and other key employees. The Board of Directors approved 1,500,000 shares of authorized but unissued shares of common stock be reserved for issuance under the plan. A total of 812,000 options to purchase common stock were issued under the 1999 plan as discussed below.

Qualified Plan: During 2000, the Company adopted the 2000 Murdock Group Stock Option Plan. The total number of shares of the Company's stock that may be awarded under the plan is 25,000,000 shares, which was increased to 75,000,000 through a proxy statement filed on March 29, 2001. A total of 6,556,331 options to purchase common shares were issued under the 2000 plan as discussed below.

Compensation relating to options granted to non-employees is measured by the fair value of the options, computed using the Black-Scholes option pricing model. Stock-based compensation to employees is measured by the intrinsic value method computed as the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted. Estimates of compensation are recorded before the measurement date based on the fair value of the underlying common stock and the exercise price of the stock on intervening dates.

When options are forfeited, the compensation expense previously recognized relating to the unvested options is reversed in the period the options are forfeited.

Non-Employee Grants:

During 2000, the Company granted 19,011,023 options to purchase common stock at prices ranging from $0.03 to $1.50 per share to various individuals, companies and trusts. All options vested upon date of grant. A total of 330,534 options were forfeited during 2000. Settlement charges and interest expense of $179,884 and $848,865, respectively, were recognized based upon the fair value of the option on the date of grant at prices ranging from $0.02 to $0.62 per option.

The fair value of each option granted during the year ended December 31, 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: underlying common stock value of $0.12, expected life of the options of 1.97 years, expected volatility of 68.49% and risk-free interest rate of 5.92%.

During 1999, the Company granted 174,000 options to consultants at prices ranging from $1.00 to $1.50. 150,000 options vested immediately and 24,000 options vested through July 2003, of which 22,000 options were forfeited during 2000. The fair value of the stock on the dates of grant was $1.00 per share. No expense was recognized for options granted during 1999.

A summary of the status of the Company's non-employee stock options as of December 31, 2000 and 1999 and changes during the years then ended is presented below:

                                                                                               Weighted
                                                                                                Average
                            Options                                      Exercise Price      Exercise Price
------------------------------------------------------------------      ---------------     ---------------
         Outstanding at December 31, 1998............            -      $             -     $           -
                  Granted............................      174,000          1.00 - 1.50                1.45
                                                        ----------
         Outstanding at December 31, 1999............      174,000          1.00 - 1.50                1.45
                                                        ----------
                  Granted ...........................   19,011,023          0.03 - 1.50                0.11
                  Forfeited..........................     (352,534)         1.00 - 1.50                1.47
                                                        ----------
         Outstanding at December 31, 2000............   18,832,489          0.03 - 1.50                0.10
                                                        ==========

         Options exercisable at December 31, 2000....   18,832,489                                     0.10
                                                        ==========

The following tables summarize information about non-employee stock options outstanding at December 31, 2000 and 1999:

         December 31, 2000

                                                  Weighted Average      Weighted                        Weighted
              Range of               Number          Remaining           Average          Number         Average
           Exercise Price         Outstanding     Contractual Life    Exercise Price   Exercisable    Exercise Price
          ----------------------------------------------------------------------------------------------------------

            $ 0.03 - 0.06         17,980,489         6.86 years         $     0.03     17,980,489       $   0.03
              1.00 - 1.50            852,000         6.26 years               1.50        852,000           1.50
                                  ------------                                      ---------------
                                  18,832,489                                           18,832,489
                                  ============                                      ===============

         December 31, 1999

                                                       Weighted          Weighted                        Weighted
                                                        Average           Average                        Average
              Range of                 Number          Remaining         Exercise         Number         Exercise
           Exercise Price           Outstanding     Contractual Life      Price         Exercisable       Price
          ---------------------------------------------------------------------------------------------------------

            $ 1.00 - 1.50               174,000       6.89 years        $     1.45       151,500       $     1.50

Employee Grants:

During the year ended December 31, 2000, the Company granted options to purchase 6,556,331 shares of common stock to various employees. These options had exercise prices ranging from $0.05 to $1.50 per share, which was equal to the fair value of the Company's common stock on the date of issuance. These options vest through July 2004. A total of 481,092 of these options were forfeited during 2000.

During the year ended December 31, 1999, the Company granted options to purchase 812,000 shares of common stock to various employees. These options had exercise prices ranging from $1.00 to $1.50. A total of 93,000 of these options were forfeited during 2000.

A summary of the status of the Company's employee stock options as of December 31, 2000 and 1999 and changes during the years then ended are presented below:

                                                                                             Weighted
                                                                                             Average
                           Options                                       Exercise Price      Exercise Price
------------------------------------------------------------------       --------------      --------------
         Outstanding at December 31, 1998............           -       $            -      $            -
                  Granted............................      812,000          1.00 - 1.50                1.01
                                                     -------------
         Outstanding at December 31, 1999............      812,000          1.00 - 1.50                1.01
                                                     -------------
                  Granted ...........................    6,556,331          0.05 - 1.50                0.32
                  Forfeited..........................    (574,092)          0.05 - 1.50                0.81
                                                     -------------
                  Outstanding at December 31, 2000...    6,794,239          0.05 - 1.50                0.36
                                                     =============
         Options exercisable at December 31, 2000....      477,680                                     1.21
                                                     =============

The  weighted-average  fair value of  options  granted  during  the years  ended
December   31,  2000  and  1999  was  $0.16  per  share  and  $0.34  per  share, respectively.

The  following  tables  summarize   information  about  employee  stock  options
outstanding at December 31, 2000 and 1999:

         December 31, 2000

                                                 Weighted Average       Weighted                        Weighted
           Range of Exercise        Number           Remaining          Average          Number         Average
                 Price           Outstanding     Contractual Life    Exercise Price   Exercisable    Exercise Price
          --------------------- --------------- -------------------- --------------- --------------- ---------------

            $  0.05                 5,092,002       6.85 years         $     0.05                -     $        -
               1.00                   710,438       5.63 years               1.00          275,438           1.00
               1.50                   991,799       6.09 years               1.50          202,242           1.50
                                ---------------                                      ---------------
                                    6,794,239                                              477,680
                                ===============                                      ===============

         December 31, 1999

                                                      Weighted         Weighted                         Weighted
                                                      Average           Average                         Average
                Range of            Number           Remaining         Exercise          Number         Exercise
              Exercise Price      Outstanding     Contractual Life       Price         Exercisable        Price
          --------------------- --------------- -------------------- --------------- --------------- ---------------

          $ 1.00 - 1.50               812,000       6.63 years         $     1.01          105,750     $     1.05


The fair value of the stock options was estimated at the grant date by the Company using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the Black-Scholes option pricing model for the years ended December 31, 2000 and 1999, respectively: underlying common stock value of $0.32 and $1.00, weighted-average risk-free interest rate of 5.77% and 6.04%, a weighted-average dividend yield of 0 percent, volatility of 68.29% and 0.00%, and a weighted-average expected lives of 2.61 and 6.63 years, respectively. Had compensation cost for the Company's stock options been determined based on their fair value at the grant dates, net loss and loss per share would have been increased to the pro forma amounts that follow for the years ended December 31, 2000 and 1999:

                                                                                           2000              1999
                                                                                  -------------    --------------

         Net loss as reported.....................................................$(18,352,037)    $ (13,174,457)
         Net loss pro forma.......................................................$(18,908,581)    $ (13,285,727)
         Basic and diluted loss per common share as reported......................$      (0.40)    $       (1.07)
         Basic and diluted loss per common share pro forma........................$      (0.41)    $       (1.08)

NOTE 16 - INCOME TAXES

There was no benefit or provision for income taxes for the years ended December 31, 2000 or 1999. The components of the net deferred tax asset and liability at December 31, 2000 and 1999 were as follows:

                                                                                           2000             1999
                                                                                  -------------    -------------
                Deferred Tax Asset
                      Net operating loss carryforward.............................$  11,483,790    $   5,770,939
                      Accrual to cash adjustments.................................      486,035          203,350
                      Tax basis goodwill..........................................    1,019,653        1,101,772
                      Impairment of investments...................................      106,305               --
                      Contingency accrual.........................................      160,574               --
                      Allowance for doubtful accounts.............................      363,347               --
                      Valuation allowance.........................................  (13,619,704)      (7,076,061)
                                                                                  -------------    -------------

                Net Deferred Tax Asset............................................$         --     $         --
                                                                                  =============    =============

The recognition of deferred tax assets is based upon judgements regarding the potential realization of such assets in the future. Management believes that realization is not assured; therefore an allowance has been provided for the entire deferred tax asset. The valuation allowance increased $6,543,643 and $4,101,157 during the years ended December 31, 2000 and 1999.

The Company has net operating loss carryforwards in the amount of $30,854,216, which will expire, if unused, beginning in 2013 through 2020.

The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended December 31, 2000 and 1999:

                                                                                           2000             1999
                                                                                  -------------    -------------
                Rate Reconciliation
                      Income Tax benefit at statutory rate (34%)..................$  (6,239,693)   $  (4,479,315)
                      Change in valuation allowance...............................    6,543,643        4,101,157
                      State tax, net of federal benefit...........................     (605,616)        (434,757)
                      Non deductible expenses.....................................      301,666          812,915
                                                                                  -------------    -------------

                Provision for Income Taxes........................................$         --     $          --
                                                                                  =============    =============

NOTE 17 - NON-CANCELLABLE OPERATING LEASES

The Company leases office facilities and office equipment under non-cancellable operating leases.

Future minimum lease payments under non-cancelable operating leases are as follows:

            Year Ending December 31,                               Amount
                                                            -------------
                      2001..................................$     341,966
                      2002                                        348,613
                      2003                                        357,618
                      2004                                        370,510
                      2005                                        383,402
                                                            -------------

                                                            $   1,802,109

Facility rental expense for the periods ending December 31, 2000 and 1999 totaled approximately $475,699 and $608,049 respectively.

Note 18 - EXTRAORDINARY ITEMS

In September 2000, the Company defaulted on loans with a principal balance of $3,464,973 and accrued interest of $1,801,396 of accrued interest to a financing company. In connection with the default, the Company transferred certain assets to the financing company. In addition, certain officers of the Company, acting as guarantors, transferred personal assets for payment of the notes and accrued interest.

In connection with the default, certain officers of the Company transferred 5,038,842 shares of Company common stock valued at $0.10 per share and 1,050,000 shares of CWS common stock valued at $2.50 per share. The Company issued 5,038,842 shares of its common stock to the officers, as replacement for the officer's shares of common stock transferred. In addition, an officer advanced $1,500,000 of personal assets to the financing company. The advance satisfied a receivable due from the officer and the remaining amount was recorded as a related party payable. Officers of the Company also transferred 507,770 shares of their personal CWS common stock valued at $1,269,425 or $2.50 per share to repay the remaining balance owing, which has been recorded as contributed capital.

These transactions resulted in the recognition of $2,625,000 of income from the sale of CWS common stock, as the Company's cost of the investment was zero. An extraordinary loss of $631,966 was also recorded, as more consideration was given in repayment than the total amount owing.

NOTE 19 - Commitments and Contingencies

Payroll Tax Contingency
During the forth quarter 2000, the Company severed its relationship with the employee leasing company with whom it processed payroll. Subsequent to year end, the Company retained another employee leasing company. However, in the interim, the Company did not pay payroll taxes and has unpaid federal and state payroll tax liabilities, which have been reflected in the financial statements. The Company has notified the Internal Revenue Service regarding this matter, however, no penalties and interest have yet been assessed. The Company recorded a contingent liability of $30,494 for potential tax penalties.

Legal Matters
As of December 31, 2000, the Company was party to litigation, primarily involving defaults under long-term debt financing and trade payable accounts. Subsequent to year-end, the Company settled most of these actions by entering into payment arrangements, granting or releasing interest in real estate, or issuing shares of common stock. These settlement amounts were included in notes payable and accrued liabilities as of December 31, 2000.

The Company is party to an outstanding lawsuit filed by Capital General Corporation (CGC). CGC contends a deficiency on a loan balance in connection with a foreclosure of two parcels of real estate. CGC is seeking approximately $677,000 for the deficiency, punitive damages, and attorney fees. The Company has responded to the lawsuit and denies being indebted to CGC and contends that the principal owed was satisfied by the value of the two parcels of real estate. The Company recorded a $400,000 contingent liability regarding this issue.

The Company is the subject of other legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these legal matters will not have a material impact on the consolidated financial condition or results of operations of the Company.

NOTE 20 - SUBSEQUENT EVENTS (UNAUDITED)

Subsequent to year-end, the Company increased its short term borrowing by $116,000. These proceeds were used to fund operations of the Company and to settle debt and restructuring costs.

The Company converted debt of $937,710 and accrued interest of $164,752 into 43,181,060 shares of common stock. In some cases the Company gave a discount. The value of this beneficial conversion feature was $211,748 and was recognized as interest expense. In connection with these conversions, the Company issued warrants to purchase 3,578,236 shares of common stock. The warrants had exercise prices ranging from $0.03 to $0.05 and were valued at $70,761 using the Black-Scholes option pricing model, using the following weighted-average assumptions: underlying common stock value $0.04, expected life of the option of
2.0 years, expected volatility of 68.8% and risk-free interest rate of 4.75%.

The Company issued 200,000 shares of common stock for services, valued at $10,000.

The Company placed 3,000,000 shares of common stock in escrow with an attorney to be sold. Proceeds of the stock sales from the escrow account are placed in a separate escrow account to be used at the Company's and the attorney's discretion. As of March 27, 2001, none of the shares of common stock in escrow had been sold.

The Company settled $4,457,358 of debt through the selling or transfer of three parcels of real estate held by the Company. The real estate had a carrying value of $9,234,508. In connection with these sales, the Company recorded a loss of $4,727,151. Additionally, the Company issued 20,000,000 shares of common stock as an enticement to enter into the agreement. The shares of common stock were valued at $750,000.

The Company bought 100,000 shares of preferred stock and 28,667 shares of CWS' common stock for 8,002,857 shares of the Company's common stock. The shares of common stock were valued at $300,000.

The Company satisfied stock value guarantees of $1,007,681 against real estate by issuing 19,481,823 shares of common stock to an investor. In addition, the Company issued 19,101,837 shares of common stock valued at $848,427 to settle other claimed guarantees and disputes related to the Company's real estate purchases, this amount will be charged to expense.

Subsequent to year-end, the Company issued options, pursuant to the 2000 Plan, to purchase a total of 1,040,200 shares of common stock. These options are exercisable at $0.03 per share and expire three years from the date of issuance. The granting of the options will have no financial effect due to the exercise price being equal to the market value of the common stock on the date granted.

On March 29, 2001, the Company filed a proxy statement to increase the number of authorized shares of common stock from 300,000,000 to 600,000,000 and to increase the number of available options and warrants from 25,000,000 to 75,000,000.