Form 10QSB
period 2001-03-31
MURDOCK GROUP CAREER SATISFACTION CORP
filed 2001-06-04
CIK 1054512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934


Commission file number 0-29705



                      THE MURDOCK GROUP HOLDING CORPORATION
       (Exact name of small business issuer as specified in its charter)

         UTAH                                           87-0574421
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

4084 SOUTH COMMERCE DRIVE,  SALT LAKE CITY, UTAH                       84107
(Address of principal executive offices)                             (Zip Code)

                                 (801) 268-3232
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

As of May 15, 2001, the issuer had 366,757,965 outstanding shares of common voting shares

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                Table of Contents


                         Part I - Financial Information

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets                                 3
         Condensed Consolidated Statements of Operations                       5
         Condensed Consolidated Statements of Cash Flows                       6
         Notes to Condensed Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis or Plan of Operation            12


                           Part II - Other Information
Item 1.   Legal Proceedings                                                   15
Item 2.  Changes in Securities and Use of Proceeds                            15
Item 3.   Defaults Upon Senior Securities                                     15
Item 4.   Submission of Matters to a Vote of Security Holders                 16
Item 5.   Other Information                                                   16
Item 6.  Exhibits and Reports on Form 8-K                                     16
Signatures                                                                    17

                      THE MURDOCK GROUP HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                                   March 31,          December 31,
                                                                                     2001                 2001
                                                                                ---------------       -------------

Current Assets
      Cash .................................................................... $          780        $        997
      Current portion of contracts receivable, net .............................       720,980             712,680
      Accounts receivable - related parties.....................................       271,110             226,167
      Accrued interest receivable...............................................       280,873             233,503
      Prepaid and other current assets..........................................        55,953              46,163
                                                                                ---------------       -------------

           Total Current Assets.................................................     1,329,696           1,219,510
                                                                                --------------        -------------

Property and Equipment, at cost
      Computer equipment........................................................       487,333             487,333
      Software..................................................................        85,061              85,061
      Furniture and fixtures....................................................       376,075             382,037
      Leasehold improvements ...................................................        75,358              75,358
                                                                                ---------------       -------------
                                                                                     1,023,827           1,029,789
      Less: accumulated depreciation and amortization...........................      (556,065)           (510,829)
                                                                                ---------------       -------------

           Net Property and Equipment ..........................................       467,762             518,960
                                                                                ---------------       -------------

Other Assets

      Contracts receivable, net - less current portion..........................       173,512             145,195
      Deposits and other assets.................................................        30,456              30,456
      Investments...............................................................     1,000,000          12,724,508
                                                                                ---------------       -------------

           Total Other Assets...................................................     1,203,968          12,900,159
                                                                                ---------------       -------------

Total Assets....................................................................$    3,001,426        $ 14,638,629
                                                                                ===============       =============













              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      THE MURDOCK GROUP HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                  March 31,           December 31,
                                                                                    2001                  2001
                                                                                ---------------       -------------


Current Liabilities
      Accounts payable..........................................................$    1,873,879        $  1,970,700
      Accrued liabilities.......................................................     1,559,571           1,953,034
      Short-term notes payable..................................................     3,030,850           8,537,726
      Short-term notes payable - related parties................................     1,180,794             960,795
      Current portion of notes payable..........................................     1,497,689           1,296,788
      Current portion of obligations under capital leases ......................        89,794              89,794
                                                                                ---------------       -------------

           Total Current Liabilities............................................     9,232,577          14,808,837
                                                                                ---------------       -------------

Long-Term Liabilities
      Notes payable - long-term.................................................       208,486           1,859,388
      Obligations under capital leases - long-term..............................        29,009              48,742
                                                                                ---------------       -------------

           Total Long-Term Liabilities..........................................       237,495           1,908,130
                                                                                ---------------       -------------

Redeemable Common Stock
      Common Stock - no par value, 20,529,550 shares and 1,047,727 shares issued and outstanding, respectively, redeemable
       at $1.50 per share.......................................................     1,571,590           1,571,590
                                                                                ---------------       -------------

Stockholders' Deficit
      Preferred Stock - no par value, 25,000,000 shares authorized,
        no shares issued or outstanding.........................................            --                  --
      Common Stock - no par value, 600,000,000 shares
        authorized; 329,276,142 shares and 207,975,658 shares issued and
        outstanding, respectively...............................................    40,846,276          36,380,819
      Accumulated deficit.......................................................   (48,886,512)        (40,030,747)
                                                                                ---------------       -------------

           Total Stockholders' Deficit..........................................    (8,040,236)         (3,649,928)
                                                                                ---------------       -------------

Total Liabilities and Stockholders' Deficit.....................................$    3,001,426        $ 14,638,629
                                                                                ===============       =============








              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      THE MURDOCK GROUP HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                         For the Three Months        For the Three Months
                                                                           Ended March 31,             Ended March 31,
                                                                                 2001                       2000
                                                                         -----------------------    -----------------------
Revenue
         Service revenue, inclusive of interest charged                  $             409,056      $              630,339
         Less contract discounts and cancellations                                     (32,587)                    (55,640)
                                                                         ----------------------     -----------------------

                  Net Revenue                                                          376,469                     574,699

Cost of Revenue                                                                        127,188                     133,843
                                                                         ----------------------     -----------------------

                  Gross Profit                                                         249,281                     440,856
                                                                         ----------------------     -----------------------

Operating Expenses
         Selling, general and administrative                                           554,683                   1,855,981
         New products research and development                                             ---                     725,405
              Contingency Reserve                                                       10,000                         ---
              Loss on Disposal of Investments                                        5,809,097                         ---
                                                                         ----------------------     -----------------------

                  Total Operating Expenses                                           6,373,780                   2,581,386
                                                                         ----------------------     -----------------------

Other Income (Expense)
         Interest expense                                                           (2,453,616)                 (1,817,330)
         Other income                                                                   15,350                      10,895
            Loss in Subsidiary                                                       (293,000)                         ---
                                                                         ----------------------     -----------------------

                  Total Other Income (Expenses)                                     (2,731,266)                 (1,806,435)
                                                                         ----------------------     -----------------------

Loss Before Minority Interest                                                        8,855,765                   3,946,965


Minority Interest in Loss of Consolidated Subsidiary                                       ---                       1,181
                                                                         ----------------------     -----------------------

Net Loss                                                                 $          (8,855,765)     $           (3,945,784)
                                                                         ======================     =======================
Basic and Diluted Net Loss Per Common Share
                                                                         $               (0.03)     $                (0.22)
                                                                         ======================     =======================

Weighted Average Shares Used in Per Share Calculations                             301,753,476                 18,224,971
                                                                         ======================     =======================







              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       For the                 For the
                                                                                     Three Months           Three Months
                                                                                   Ended March 31,         Ended March 31,
                                                                                         2001                   2000
                                                                                --------------------     -------------------
Cash Flows From Operating Activities
      Net loss                                                                  $        (8,855,765)     $       (3,945,784)
      Adjustments to reconcile net loss to net cash used in
        Operating activities:
            Expenses paid with common stock, options, and
               notes payable                                                              2,464,022                  73,093
            Depreciation and amortization                                                    47,578                 120,717
            Loss from sale, foreclosure, or impairment of assets                          5,815,060                       -
            Loss from subsidiary                                                            293,000                       -
      Change in operating assets and liabilities
            Contracts receivable                                                            (29,306)                 52,990
            Accounts receivable related party                                               (44,943)                      -
            Accrued interest receivable                                                     (47,370)                (16,948)
            Prepaid expenses and other                                                      (17,104)                (54,347)
            Accounts payable                                                                (95,925)               649,651
            Accrued liabilities                                                              36,552                 162,142
            Unearned revenue                                                                      -                  100,000
                                                                                --------------------     -------------------

            Net Cash From Operating Activities                                             (434,201)             (2,858,486)
                                                                                --------------------     -------------------

Cash Flows From Investing Activities
      Purchases of property and equipment                                                         -                 (25,675)
      Increase in note receivable                                                                 -                 (34,643)
      Proceeds from sale of real estate                                                     125,000                       -
                                                                                --------------------     -------------------

            Net Cash From Investing Activities                                              125,000                 (60,318)
                                                                                --------------------     -------------------

Cash Flows From Financing Activities
      Proceeds from notes payable                                                           345,819               4,178,405
      Proceeds from related party notes payable                                              35,000                 426,926
      Principal payments on notes payable                                                   (89,500)             (1,100,280)
      Principal payments on related party notes payable                                     (15,000)               (292,517)
      Payments on capital lease obligations                                                 (19,730)               (141,878)
      Payments for private placement offering                                                     -                 (76,359)
      Proceeds from sale of stock                                                            52,395                       -
                                                                                --------------------     -------------------

            Net Cash From Financing Activities                                              308,984               2,994,297
                                                                                --------------------     -------------------

Net Increase (Decrease) in Cash                                                                (217)                 75,493

Cash at Beginning of Year                                                                       997                   1,907
                                                                                --------------------     -------------------

Cash at End of Year                                                             $               780      $           77,400
                                                                                ====================     ===================




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    For the                   For the
                                                                                   Three Months             Three Months
                                                                                 Ended March 31,           Ended March 31,
                                                                                      2001                     2000
Supplemental Cash Flow Information
      Cash paid during period for:
            Interest                                                            $            21,860      $        1,198,911
                                                                                ====================     ===================

Supplemental Disclosures of Noncash Investing and
   Financing Activities
      Stock issued in conversion of notes payable and accrued interest                    1,656,040                 357,616
      Stock issued for investments in real estate                                                 -                  73,800
      Debt issued for investments in real estate                                                  -                  79,200
      Accrued interest and notes payable settled through sale  of
         Real estate                                                                      5,790,431                       -





























              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      THE MURDOCK GROUP HOLDING CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Nature of Operations and Principles of Consolidation
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000. Unless the context otherwise requires, reference to "the Company" or "The Murdock Group" includes The Murdock Group Holding Corporation, a Utah corporation, and its subsidiary, CareerWebSource.com, Inc., formerly myjobsearch.com, inc., a Delaware corporation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Note 2 - Investment in Career Web Source

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

During the quarter ending March 31, 2001, the company traded 8,002,857 shares of Murdock stock for 128,667 shares of CareerWebSource increasing the percentage of ownership in CWS to 24%. This resulted in an increased basis in CWS by the value of $293,000. The company also recognized additional losses in the same amount under the equity method of accounting.

Note 3 - Segment Information

The Company has two operating segments: career services and real estate. To date all revenues from operations have been derived from the career development services segment of the Company.


Note 4 - Revenue Recognition

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

Note 5 - Investments in Real Estate
During the three months ended March 31, 2001, the Company sold several of its real estate properties at a total carrying value of $11,724,528 for $5,915,431. The sales price consisted of cash receipts of $125,000 and relief of debt and accrued interest of $5,790,431. As a result of this sale, the Company recorded a loss on sale of the investments of $5,809,097.

Note 6 - Redeemable Common Stock

In 1999, as part of the consideration given to a lender to acquire financing, the Company issued 375,940 of common stock. The Company agreed to repurchase these shares of common stock at $1.50 per share by June 1, 2000 if the public market for these shares had not attained that level. A verbal agreement between the parties extended this valuation guarantee with no specific date.

In 1999, the Company guaranteed the value of 714,667 shares of common stock issued to individuals for $1,007,681 or $1.50 per share as part of the consideration given in connection with the acquisition of certain real estate investments. The Company agreed to repurchase these shares of common stock at $1.50 per share at any time subsequent to January 1, 2001 at the individuals demand. During the three months ended March 31, 2001, the Company issued 19,481,823 shares of common stock to these individuals in partial settlement of this guarantee.

Note 7 - Common Stock Transactions

On March 29, 2001, with stockholder approval, the Company filed an amendment and restatement of the Company's articles of incorporation which (i) increased the number of authorized common shares from 300,000,000 to 600,000,000 and (ii) increased the number of available options and warrants from 25,000,000 to 75,000,000.

Common Stock issued for Services, Loan Origination Fees and Accrued Liabilities During the quarter ended March 31, 2001, the Company issued 3,200,000 shares of common stock for services at prices ranging from $0.02 to $0.05 per share. These shares of common stock were valued at $70,000 based on the fair market value of the shares of common stock on the dates of issuance.

Common Stock issued for Debt
During the quarter ended March 31, 2001, the Company issued 54,839,178 shares of common stock at prices ranging from $0.01 to $0.09 per share in satisfaction of notes payable of $1,656,040 and accrued interest of $164,752. In some cases, the Company issued shares of common stock at a discounted price. As a result of this discount, the Company recorded a beneficial conversion feature on these shares. The value of the beneficial conversion feature was determined as the difference between the fair value of the Company's common stock on the date of conversion and the conversion price. The value of the beneficial conversion feature was $211,748 and was recognized as additional paid-in capital and interest expense.

Common Stock issued for Interest and Enticements to Settle Debt
During the quarter ended March 31, 2001, the Company issued 53,763,791 shares of common stock at prices ranging from $0.02 to $0.10 per share for interest and enticements to settle notes payable. The shares of common stock were valued at $1,954,867 based on the fair market value of the shares of common stock on the dates of issuance and charged to interest expense.

Other Common Stock Transactions
During the quarter ended March 31, 2001, the Company issued 1,494,658 shares of common stock for cash proceeds of $52,395 ranging from $.023 to $0.04 per share. During the quarter ended March 31, 2001, the Company issued 8,002,857 shares of common stock for shares in a related party subsidiary "CWS" for a value of $293,000 at price ranges of $0.04 to $0.05 per share.
Note 8 - Stock Options

At March 31, 2001 stock options outstanding were comprised of:
o Employee options totaling 7,781,918 shares with various vesting schedules. During the three months ended March 31, 2001, 1,084,867 options were issued to employees with no compensation expense required and 97,500 shares forfeited.

o Non-employee options totaling 22,366,058 shares, of which 3,533,569 shares were issued during the three months ended March 31, 2001 with immediate vesting. During the three months ended March 31, 2001, interest expense relating to these options has been recognized in the amount of $62,655.

Note 9 - Commitments and Contingencies Payroll Tax Contingency

Payroll Tax Contingency
During the fourth quarter 2000, the Company severed its relationship with the employee leasing company with whom it processed payroll. In January 2001, the Company retained another employee leasing company. However, in the interim, the Company did not pay payroll taxes and has unpaid federal and state payroll tax liabilities, which have been reflected in the financial statements. The Company has notified the Internal Revenue Service regarding this matter, however, no penalties and interest have yet been assessed. Through March 31, 2001, the Company recorded a contingent liability of $40,494 for potential tax penalties.

Legal Matters
The Company is party to an outstanding lawsuit filed by Capital General Corporation (CGC). CGC contends a deficiency on a loan balance in connection with a foreclosure of two parcels of real estate. CGC is seeking approximately $677,000 for the deficiency, punitive damages, and attorney fees. The Company has responded to the lawsuit and denies being indebted to CGC and contends that the principal owed was satisfied by the value of the two parcels of real estate. The Company has recorded a $400,000 contingent liability during 2000 regarding this issue.

The Company is the subject of other legal matters, which it considers incidental to its business activities. It is the opinion of management, that the ultimate disposition of these legal matters will not have a material impact on the consolidated financial condition or results of operations of the Company.

Note 10 - Subsequent Events

On May 1, 2001 the Company purchased a commercial office/warehouse building for $470,000 of which the Company assumed debt of $347,000, gave a note to seller for $113,000 and paid $10,000 in cash. The Company then relocated its business to this building.

The Company has an ongoing commitment for the office space located at 5295 South 300 West, Murray, Utah. Under the modified terms dated January 10, 2001, the Company was to make payments under the following schedule:

                                          Annual                    Monthly
    Period                                 Base Rent               Base Rent
    ------                              --------------            ------------
    01/01/01 - 12/31/01                 $     327,486             $     27,290
    01/01/02 - 12/31/02                 $     344,726             $     28,727
    01/01/03 - 12/31/03                 $     357,618             $     29,801
    01/01/04 - 12/31/04                 $     370,510             $     30,876
    01/01/05 - 12/31/05                 $     383,402             $     31,950

The company has not met its obligation on this commitment for the months of March through May of 2001. As described elsewhere in this document, the company relocated to a new facility in May and is in negotiation phases with the Landlord as to a resolution pertaining to this lease.

Item 2. Management's Discussion and Analysis or Plan of Operation

This Report, in particular the "Management's Discussion and Analysis or of Operation" section, contains forward-looking statements concerning our expectations and anticipated operating results. All of these forward-looking statements contained herein are intended to qualify for the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended. We caution the reader that numerous factors govern whether events described by any forward-looking statement made by us will occur. Any one of such factors could cause actual results to differ materially from those projected by the forward-looking statements made in this Report. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to our products and future economic performance.

Assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the results of the clinical trials and the time and money required to successfully complete those trials, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements in this Report are reasonable, any of these assumptions could prove inaccurate. Therefore, there can be no assurance that the results contemplated in any of the forward-looking statements will be realized. Budgeting and other management decisions are subjective in many respects and are susceptible to interpretations and periodic revision based on actual experience and business developments, the impact of which may cause us to alter our marketing capital expenditure plans or other budgets. This will affect our results of operations. In light of the significant uncertainties inherent in the forward-looking statements, any such statement should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.


The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply any conclusion that any condition or circumstance discussed herein will necessarily continue in the future. Results for the periods indicated are not necessarily indicative of the results that may actually accrue for the year ending December 31, 2001. When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Those statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that are modified by such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.


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


         The second revenue source for CareerWebSource is generated by the MyJobSearch.com website that the company developed over the last two years. MyJobSearch.com is a large online directory of job search resources with links provided free for the job seeker. MyJobSearch.com also includes a recently completed full service international job board. MyJobSearch.com sells postings on this job board and thereby charges recruiters and corporations who are trying to reach job seekers, for advertising on the site.

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


         Since September 30, 2000, the company has reduced its holdings in raw ground substantially and plans additional significant reductions of its interest in undeveloped property and raw ground holdings in the second quarter of 2001. The company expects that it will continue to incur significant losses in the near term as it converts its real estate business model from raw ground development to commercial building acquisition and management.


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


         Beginning in September 2000, we negotiated with our creditors holding long and short-term debt. We also began reducing our overhead by reductions in staff and personnel. Since September 2000, we have made significant changes in our debt and equity structure as a result of this restructuring program.


         At year-end 2000, as a result of the restructuring, we had reduced liabilities by approximately 42% or $12 million compared to September 30, 2000, and had cut operational costs significantly. As of March 31, 2001, we further had reduced debt approximately $6.7 million. The total reduction in outstanding liabilities of approximately $18.7 million to date represents a reduction in our debt of approximately 78% from the September 2000 totals. The company expects to complete most of the restructuring efforts by the end of the second quarter of 2001.

Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000


Net service revenues were $376,469 during the three months ended March 31, 2001, compared to $574,699 for the same period in the prior year. The decrease in service revenue was primarily a result of tightening the credit policy and a decrease in available dollars for advertising. In August 2000, we decided to tighten our credit policy with a focus on selling to those customers with the ability to pay for the services.


Direct cost of services decreased to $127,188 during the quarter ended March 31, 2001, compared to $133,843 during the quarter ended March 31, 2000. The decrease in direct cost of services is relational to the volume of sales. We have focused on costs associated with the delivery of the product to the client and reduced those costs where possible. Gross profit as a percentage of net service revenues was 66% during the first quarter of 2001, compared to 77% during the first quarter of 2000.


General and administrative expenses, which include selling expense, decreased to $554,683 during the three-month period ended March 31, 2001, compared to $1,855,981 during the three months ended March 31, 2000. The decrease in general and administrative expense is a result of down-sizing, decrease in advertising, and reductions of other various administrative expenses.


Interest expense increased to $2,453,616 during the quarter ended March 31, 2001, compared to $1,817,330 during the same quarter in the prior year. The increase in interest expense was a result of paying incentives to note holders for the conversion of outstanding debt balances to stock, non-employee stock options and certain costs incurred with obtaining financing. See "Liquidity and Capital Resources." We have also commenced an aggressive program to reduce our debt load by converting debt to equity.


Liquidity and Capital Resources


The cash provided by operations is insufficient to meet our operating costs and expenses. We have suffered recurring losses from operations since inception in 1996 and as of March 31, 2001, we had an accumulated deficit of $48,886,512 compared to an accumulated deficit of $40,030,747 at December 31, 2000. The accumulated deficit reflects losses associated with the development and startup of operations and significant costs for research and development for our propriety job-search technology and training system and costs associated with the startup of our Real Estate Division and our internet subsidiary. We also have experienced losses from the substantial interest expense associated with the large amount of debt we had incurred, which carries high interest rates.

 On March 31, 2001, we had a working capital deficit of approximately $7,902,881 compared to a deficit of $13,589,327 at December 31, 2000. This working capital deficit is a result of funding operating losses primarily through short-term borrowings. The interest rates associated with these short-term borrowings are significantly higher than prime interest rates. Subsequent to March 31, 2001, we restructured the overhead cost by relocating the business, reducing corporate management, and cutting administrative support. We has also commenced an aggressive program to further reduce outstanding debt through the conversion of debt to equity by the issuance of common stock to creditors in satisfaction of obligations.

We commenced an aggressive debt reduction and corporate restructuring program in the quarter ended September 30, 2000. Since beginning this program, we have issued a significant number of shares of common stock in full or partial satisfaction of debt. We also have sold or released real property assets to creditors in full or partial satisfaction of obligations owed to those creditors. Cash flows from operations continue to be insufficient to cover all our operating expenses. If we are not successful in completing its restructuring program, eliminating the substantial debt load which carries higher than market interest rates and punitive penalties for non-performance, and in acquiring additional revenue generating assets or businesses, then we will be required to seriously curtail or even cease operations.

                           Part II - Other Information

RIDER A:
Item 1.  Legal Matters
         During the quarter ended March 31, 2001, we were party to litigation, primarily involving defaults under long-term debt financing and trade payable accounts. During the quarter ended March 31, 2001, we settled most of these actions by entering into payment arrangements, granting or releasing interests in real estate, or issuing shares of common stock.

         We continue to be party to a lawsuit filed by Capital General Corporation ("CGC"). CGC has asserted a deficiency on a loan balance in connection with a foreclosure of two parcels of real estate. CGC is seeking approximately $677,000 for the deficiency, punitive damages, and attorney fees. We have answered the lawsuit and denied being indebted to CGC and we contend that the principal owed was satisfied by the value of the two parcels of real estate.

         We are the subject of other legal matters, which we consider incidental to our business activities. We do not believe these matters will have a material impact on our consolidated financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds
Issuance of Restricted Securities
During the period covered by this report we sold 1,494,658 shares to an accredited investor for cash totaling $52,395.

In connection with this sale of restricted stock, we relied upon exemptions from the registration requirements of the Securities Act of 1933, including the exemptions afforded by Rule 506 and Section 4(2) under the Securities Act for offers and sales of securities not involving any public offering. The purchaser of these shares represented and warranted that it was acquiring the shares for its own account and for investment and not with a view to the public resale or distribution thereof. In addition, the purchaser was advised that the securities issued in these transactions are restricted securities and that there are significant restrictions on transferability applicable to the securities by reason of federal and state securities laws and that the purchaser could not sell or otherwise transfer the securities except in accordance with the applicable securities laws.

In addition, the purchaser was provided with access to all material information (and with the opportunity to ask questions and receive answers) regarding the company and the securities, and the purchaser represented that it was an accredited investor under Rule 501 of Regulation D.

A legend was placed on all certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale.

RIDER B:
Item 3.  Defaults Upon Senior Securities

         During the quarter ended March 31, 2001, we were in default under the terms of several loan and credit agreements. As a result of this default, we became subject to increased interest and other penalties under the several loan agreements. Although we were successful in negotiating settlements with many creditors during the quarter, we continue to have short-term and long-term notes totaling $5,917,820, with a weighted average interest rate of 16%. Of this amount, approximately $4,606,066 is in default. While we continue to seek a resolution of these matters with our creditors, we cannot assure you that we will be successful in those efforts. We will require additional funding to satisfy all of our obligations and at this time there is no agreement or understanding in place that would provide that funding. If we continue default of these amounts, the creditors may seek remedies that might include litigation or involuntary bankruptcy proceedings, either of which we would vigorously oppose.

RIDER C:
Item 4.  Submission of Matters to a Vote of Security  Holders

         In March 2001, we solicited the consent of our shareholders to amend the articles of incorporation of the company to increase the number of shares the company is authorized to issue 600,000,000 shares of common stock, $.001 par value per share, and 25,000,000 shares of preferred stock, $.001 par valued per share. The proposal was approved by a vote of 134,542,232 (53.6%) of the outstanding shares. The majority also authorized the adoption of a new stock option plan combining prior plans into the 2000 Murdock Group Stock Option Plan. The Stock Option Plan, as amended, sets aside 75,000,000 shares of common stock that may be issued under awards granted under the plan. A total of 15,400 shares were voted against these proposals.

RIDER D:
Item 5.  Other Information

         During the quarter ended March 31, 2001, we continued our restructuring that had commenced in September 2000. This process included the retirement or refinancing of some of our liabilities and the settlement of disputes related to some of these liabilities. In connection with the refinancing or payment of obligations, we issued 3,200,000 shares of voting common stock for services and to vendors. We also issued 54,839,178 shares to repay debt totaling $1,656,040 in principal and accrued interest, as well as 19,481,823 shares as partial settlement of stock price guaranteel. During the quarter we also issued 53,763,791 shares to 18 creditors as payment of interest and other financing charges in connection with the refinancing or repayment of long and short-term obligations totaling $1,954,867. We also purchased 128,667 shares of CareerWebSource common stock from two unrelated parties in exchange for 8,002,857 shares of our voting common stock.


Item 6. Exhibits and Reports on Form 8-K

(a)  No exhibits are filed with this report.

(b) In January and in March 2001, the Company filed two reports on Form 8-K to report on the progress of the Company's restructuring program.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Murdock Group Holding Corporation

Dated this 30 day of May, 2001.


   /s/ KC Holmes
-----------------------------------------------
KC Holmes, CEO

  /s/  Chet Nichols
-----------------------------------------------
Chet Nichols, Controller (Principal Accounting Officer)