Form 10QSB
period 2001-06-30
MURDOCK GROUP CAREER SATISFACTION CORP
filed 2001-08-20
CIK 1054512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

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



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ] As of August 15, 2001, the issuer had approximately 36,762,288 outstanding shares of common voting shares Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                Table of Contents


                         Part I - Financial Information

Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets                         3
            Condensed Consolidated Statements of Operations               5
            Condensed Consolidated Statements of Cash Flows               6
            Notes to Condensed Consolidated Financial Statements          8

Item 2.     Management's Discussion and Analysis or Plan of Operation     16

                           Part II - Other Information

Item 1.   Legal Proceedings                                               19
Item 2.   Changes in Securities and Use of Proceeds                       20
Item 3.   Defaults Upon Senior Securities                                 20
Item 6.   Exhibits and Reports on Form 8-K                                20

Signatures                                                                20

                      THE MURDOCK GROUP HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                                                         June 30,           December 31,
                                                                                            2001                     2000
                                                                                   -------------------       -------------------
Current Assets
        Cash   ....................................................................$             58,658      $               997
        Current portion of contracts receivable, net of allowance for
             doubtful accounts of $373,164 and $507,556, respectively .............             419,470                  712,680
        Accounts receivable........................................................             154,416                        -
        Accounts receivable - related parties......................................             386,664                  226,167
        Accrued interest receivable................................................              43,080                  233,503
        Inventory..................................................................             215,000                        -
        Prepaid and other current assets...........................................              66,941                   46,163
                                                                                   --------------------      -------------------

               Total Current Assets................................................           1,344,229                1,219,510
                                                                                   --------------------      -------------------

Property and Equipment, at cost
        Land   ....................................................................              27,500                        -
        Buildings..................................................................           1,197,195                        -
        Machinery and mining equipment.............................................           1,756,700                        -
        Computer equipment and software............................................             572,394                  572,394
        Furniture and fixtures.....................................................             390,738                  382,037
        Leasehold improvements ....................................................              75,358                   75,358
                                                                                   --------------------      -------------------
                                                                                              4,019,885                1,029,789
        Less: accumulated depreciation and amortization............................            (619,778)                (510,829)
                                                                                   --------------------      -------------------

               Net Property and Equipment .........................................           3,400,107                  518,960
                                                                                   --------------------      -------------------

Other Assets
        Contracts receivable, net - less current portion...........................                   -                  145,195
        Deposits and other assets..................................................              88,455                   30,456
        Investments................................................................           1,000,000               12,724,508
        Rock properties............................................................           4,550,000                        -
        Goodwill, net of accumulated amortization of $1,300 and $0, respectively...             233,200                        -
                                                                                   --------------------      -------------------

               Total Other Assets..................................................           5,871,655               12,900,159
                                                                                   --------------------      -------------------

Total Assets   $...................................................................$         10,615,991      $        14,638,629
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

                      THE MURDOCK GROUP HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                          June 30,             December 31,
                                                                                                                            ----
                                                                                             2001                      2000
                                                                                     ------------------        -------------------

Current Liabilities
        Accounts payable.............................................................$          2,038,554      $         1,970,700
        Accrued liabilities..........................................................           2,039,939                1,953,034
        Short-term notes payable.....................................................           3,183,770                8,537,726
        Short-term notes payable - related parties...................................             779,477                  960,795
        Current portion of notes payable.............................................           3,919,461                1,296,788
        Current portion of obligations under capital leases .........................              92,894                   89,794
                                                                                     --------------------      -------------------

               Total Current Liabilities.............................................          12,054,095               14,808,837
                                                                                     --------------------      -------------------

Long-Term Liabilities
        Tenant deposits..............................................................               1,500                        -
        Notes payable - long-term....................................................           2,794,752                1,859,388
        Obligations under capital leases - long-term.................................              47,868                   48,742
                                                                                     --------------------      -------------------

               Total Long-Term Liabilities...........................................           2,844,120                1,908,130
                                                                                     --------------------      -------------------

Minority Interest....................................................................             161,440                        -
                                                                                     --------------------      -------------------

Redeemable Common Stock
        Common Stock - no par value, 114,286 shares and 74,838 shares issued and outstanding, respectively, redeemable
         at $0.35 and $21 per share, respectively....................................              40,000                1,571,590
                                                                                     --------------------      -------------------

Stockholders' Deficit
        Preferred Stock - no par value, 25,000,000 shares authorized,
          no shares issued or outstanding............................................                  --                       --
        Common Stock - no par value, 600,000,000 shares
          authorized; 36,366,669 shares and 14,855,404  shares issued and
          outstanding, respectively..................................................          46,734,027               36,380,819
        Accumulated deficit..........................................................         (51,217,691)             (40,030,747)
                                                                                     ---------------------     -------------------

               Total Stockholders' Deficit...........................................          (4,483,664)              (3,649,928)
                                                                                     ---------------------     -------------------

Total Liabilities and Stockholders' Deficit..........................................$         10,615,991      $        14,638,629
                                                                                     ====================      ===================



                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                      THE MURDOCK GROUP HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                For the Three Months                             For the Six Months
                                                      Ended June 30,                                  Ended June 30,
                                           ------------------------------------------      -----------------------------------
                                                         2001                 2000                    2001                    2000
                                           ------------------   ------------------      ------------------      ------------------

Revenue
Revenues, inclusive of interest charged    $         507,752    $        783,885        $          916,808      $        1,414,224
Less contract discounts and cancellations            (27,608)            (59,743)                  (60,195)               (115,383)
                                           ------------------   ------------------      ------------------      ------------------

          Net Revenue                                480,144              724,142                  856,613               1,298,841

Cost of Revenue............................          142,761              191,250                  269,949                 325,093
                                           ------------------   ------------------      ------------------      ------------------

          Gross Profit                               337,383              532,892                  586,664                 973,748
                                           ------------------   ------------------      ------------------      ------------------

Operating Expenses
     Selling, general and administrative           1,265,965            1,871,720                1,822,991               3,727,701
     New products research and development                 -               69,905                        -                 795,310
     Contingency reserve                             293,171                    -                  303,171                       -
     Loss on disposal of investments                       -                    -                5,811,440                       -
                                           ------------------   ------------------      ------------------      ------------------

          Total Operating Expenses                 1,559,136            1,941,625                7,937,602               4,523,011
                                           ------------------   ------------------      ------------------      ------------------

Loss From Operations                              (1,221,753)          (1,408,733)             (7,350,938)              (3,549,263)

Other Income (Expense)
     Interest expense                               (994,300)          (2,848,415)             (3,447,917)              (4,665,745)
     Other income                                          -                2,095                  15,351                   12,990
     Loss in subsidiary                             (114,000)            (524,387)               (407,000)                (524,387)
     Gain on issuance of securities by
          consolidated subsidiary                          -            1,961,247                       -                1,961,247
                                           ------------------   ------------------      ------------------      ------------------
          Total Other Expense..............       (1,108,300)          (1,409,460)             (3,839,566)              (3,215,895)
                                           ------------------   ------------------      ------------------      ------------------

Loss Before Minority Interest                     (2,330,053)          (2,818,193)             (11,190,504)             (6,765,158)

Interest in Loss of Consolidated
      Subsidiary...........................             3,560              874,168                   3,560                 875,349
                                           ------------------   ------------------      ------------------      ------------------

Net Loss                                   $       (2,326,493)  $       (1,944,025)     $      (11,186,944)     $       (5,889,809)
                                           ==================   ==================      ==================      ==================

Basic and Diluted Net Loss Per
   Common Share............................$           (0.08)   $           (1.48)      $           (0.44)      $           (4.51)
                                           =================    =================       =================       =================

Weighted Average Common Shares Used
     in Per Share Calculations                    29,399,337           1,309,398                25,279,177              1,305,591
                                           ==================   ==================      ==================      ==================


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              For the Six Months
                                                                                                 Ended June 30,
                                                                                              2001                    2000
                                                                                ------------------      ------------------
Cash Flows From Operating Activities
   Net loss....... .............................................................$     (11,186,944)      $      (5,889,809)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Stock issued for services..............................................           136,000                       -
         Stock issued for interest and enticements..............................         2,526,939                       -
         Expenses paid with common stock, options
            and notes payable...................................................            88,882               1,554,270
         Depreciation and amortization..........................................           115,078                  95,026
         Loss from sale, foreclosure, or impairment of assets...................         5,812,573                       -
         Loss from subsidiary (consolidated and equity portion).................           403,440               1,589,945
         Gain on issuance of securities in consolidated subsidiary..............                --              (1,961,247)
   Change in operating assets and liabilities:
   Contracts receivable.........................................................           445,716                 263,225
   Accounts and other receivables...............................................          (154,416)                (41,990)
   Amounts due from related parties.............................................          (160,497)                      -
   Accrued interest receivable..................................................           190,423                       -
   Inventory   .................................................................            25,000                       -
   Prepaid expenses and other...................................................           (28,092)                (45,269)
   Accounts payable.............................................................            68,753                 (72,158)
   Accrued liabilities..........................................................         1,039,655                 720,265
   Other liabilities............................................................             1,500                      --
                                                                                ------------------      ------------------

         Net Cash Used in Operating Activities..................................          (675,990)             (3,787,742)
                                                                                ------------------      -------------------

Cash Flows From Investing Activities
Purchases of property and equipment.............................................          (135,300)                (17,353)
Loan to related parties.........................................................                --              (1,183,441)
Proceeds from sale of property and equipment....................................             4,446                       -
Increase in other assets........................................................                --                 (97,954)
Proceeds from sale of real estate...............................................           125,000                       -
                                                                                ------------------      ------------------

         Net Cash Used in Investing Activities..................................            (5,854)             (1,298,748)
                                                                                ------------------      ------------------

Cash Flows From Financing Activities
Proceeds from notes payable and related party notes payable.....................           642,058              14,824,338
Principal payments on notes payable and related party notes payable.............          (119,077)             (9,659,736)
Payments on capital lease obligations...........................................              (871)                      -
Proceeds from minority interest in subsidiary...................................           165,000                       -
Proceeds from issuance of stock.................................................            52,395                       -
                                                                                ------------------      ------------------

         Net Cash Provided by Financing Activities..............................           739,505               5,164,602
                                                                                ------------------      ------------------

Net Increase in Cash............................................................            57,661                  78,112

Cash at Beginning of Year.......................................................               997                   1,907
                                                                                ------------------      ------------------

Cash at End of Year.............................................................            58,658                  80,019
                                                                                ==================      ==================

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                THE MURDOCK GROUP CAREER SATISFACTION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                             For the Six Months
                                                                                                Ended June 30,
                                                                                                   2001                    2000
                                                                                     ------------------      ------------------
Supplemental Cash Flow Information
   Cash paid during period for:
   Interest    ......................................................................$           55,820      $        3,100,699
                                                                                     ==================      ==================

Supplemental Disclosures of Noncash Investing
   and Financing Activities
Stock issued in conversion of notes payable and accrued interest.....................         3,204,340                       -
Stock issued for investments in real estate..........................................                 -               9,179,262
Debt issued for investments in real estate...........................................                 -               1,849,298
Accrued interest and notes payable settled through sale of real estate...............         5,788,068                       -
Purchase of building with loan.......................................................           460,000                       -
Conversion of related party receivable into investment in subsidiary                          1,800,000
Eliminate prior years' equity in subsidiary..........................................                 -               2,171,302
Purchase of LLI with stock and assumption of notes payable...........................         6,900,000                       -
Purchase of building with stock and assumption of debt and other liabilities.........           533,337                       -











                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      THE MURDOCK GROUP HOLDING CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Organization and Summary of Significant Account Policies

Condensed Financial Statements - The accompanying interim condensed consolidated financial statements are unaudited and have been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000. Unless the context otherwise requires, reference to "the Company" or "The Murdock Group" includes The Murdock Group Holding Corporation, a Utah corporation, its subsidiary, CareerWebSource.com, Inc. (CWS), formerly myjobsearch.com, Inc., a Delaware corporation, and its new subsidiary, Clear Capital Holdings, Inc., a Utah corporation.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


Business Purpose - The Murdock Group develops or acquires assets and businesses, and then focuses on increasing or creating equity, profit, and cash flow in those assets and businesses. This is a change in business direction from the previous business plan implemented from 1983 until 1999, when the business was concentrated on career coaching and development. The Company began to pursue this new direction in 1999. The process was formalized in 2000, with a name change from The Murdock Group Career Satisfaction Corporation to The Murdock Group Holding Corporation.


The Company's holdings now includes four primary areas of interest: (1) career coaching and development, (2) Internet career development services and products,
(3) real estate, and (4) business acquisitions.

Formation of Clear Capital - On May 2, 2001, the Company formed a subsidiary called Clear Capital Holdings, Inc. ("CCHI"), a development stage company, to be engaged in the business of acquiring small businesses and real estate assets. The Company owns 89.7% of the outstanding common stock of CCHI. On June 5, 2001, CCHI acquired substantially all of the assets of Larson Limestone, Inc. ("LLI") a Utah corporation doing business as Pelican Point Rock Products Inc. (See Note
10). LLI owns and operates a limestone quarry in Utah.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of The Murdock Group Holding Corporation (MGHC) and the accounts of its subsidiaries, CWS and CCHI, collectively referred to as "the Company". The operations of CWS have been included through April 16, 2000, on a consolidated basis and from April 17, 2000, by the equity method of accounting. The operations of CCHI have been included since inception (May 2, 2001). All significant intercompany transactions and balances have been eliminated in consolidation and through the date consolidation was discontinued for CWS.

Reverse Stock Split - On June 25, 2001, the Company's board of directors approved a 1-for-14 reverse common stock split effective July 6, 2001. All share and per share amounts have been restated to reflect this reverse stock split.

Revenue Recognition - The Company's career development program provides the participant an opportunity to attend training classes and the optional use of other resources of the Company such as its career library, job search software, personal coaching and referral services. Revenue from job training services is recognized by the Company upon the participant's completion of the training classes. Revenue is recognized completely in the month it is earned for those services requiring less than one month to complete. Cash discounts, cancellations, and write-offs are recognized based on certain criteria such as time since last payment made, cancellation requests negotiated and granted, and contract price reduction due to early cash payment. Interest revenue on contracts receivable is included in revenues.

Inventory - Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Property and Equipment - Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the terms of the respective leases or the estimated economic lives of the assets, whichever is shorter. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from 5 to 40 years.

Depreciation expense for the six months ended June 30, 2001 and 2000, was $113,778 and $95,026, respectively. Depreciation expense includes amortization of assets under capital lease.

On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations. Major renewals and betterments are capitalized, while minor expenditures for maintenance and repairs are charged to expense as incurred. A portion of the Company's property and equipment is pledged as collateral in connection with the Company's notes payable.

Rock and Sand Properties and Depletion - Rock and sand properties are carried at cost. Depletion of rock and sand deposits is computed using the unit-of-production method based upon estimated recoverable quantities of rock and sand.

Goodwill - Goodwill represents the excess of the cost of purchasing LLI over the fair market value of the assets at the date of acquisition, and is being amortized on the straight-line method over 15 years. Amortization expense of $1,300 was charged to operations for the period ended June 30, 2001.

Business Condition - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained substantial operating losses since inception. As of June 30, 2001, current liabilities exceed current assets by $10,709,866. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company requires immediate proceeds from financing or from the generation of revenue to meet its current obligations. Management is seeking to increase revenue and reduce debt and expenses by corporate restructuring and debt to equity conversion. No assurances exist that costs can be sufficiently reduced or that capital will be raised to satisfy its obligations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Investment in Career Web Source

In June 1999, the Company formed a Delaware subsidiary called myjobsearch.com ("MJS") and transferred to MJS all the Company's developmental materials for an interest in the web site myjobsearch.com in exchange for 2,000,000 shares of common stock of MJS. During 2000, MJS changed its name to CareerWebSource ("CWS").

 On April 17, 2000, the Company converted notes receivable of $1,800,000 from CWS into 720,000 shares of CWS voting convertible preferred stock. On that same date, CWS issued 1,632,800 shares of voting convertible preferred stock for $5.2 million after offering costs. This transaction resulted in the Company's ownership interest in CWS decreasing to 45% of the total voting shares. Prior to the year ended December 31, 2000, the percentage of ownership in CWS decreased to 22% due to (i) the transfer of 1,050,000 shares of common stock to a creditor--the shares had been pledged as collateral on a note and (ii) the transfer of 200,000 common shares in conjunction with a conversion of debt to the Company's and CWS' common stock. As a result of the decrease in ownership percentage, the Company is required to account for its investment in CWS under the equity method of accounting. On April 17, 2000, the Company's investment in CWS was $524,387. To properly reflect the Company's investment in CWS under the equity method of accounting on April 17, 2000, the Company recognized a gain in the amount of $1,961,247. The Company elected to discontinue applying the equity method in CWS when its investment was reduced to zero and did not provide for additional losses. Accordingly, from April 17, 2000 through December 31, 2000, the Company recognized only $524,387 in losses from its equity investment in CWS, which results in the Company having a zero investment in CWS at December 31, 2000. If CWS subsequently reports net income, the Company shall resume applying the equity method only after the Company's share of that net income equals the share of net losses not recognized during the period the equity method was suspended. Because the Company had no basis in its investment in CWS the Company recognized a $2,725,000 gain on its transfer of 1,250,000 shares of CWS stock mentioned above.

During the six months ending June 30, 2001, the Company exchanged 968,776 shares of its common stock for 174,267 shares of CWS stock increasing the percentage of ownership in CWS to 25%. This resulted in an increased basis in CWS by the value of $407,000. The Company also recognized additional losses in the amount of $407,000 under the equity method of accounting.

During 2000 and 2001, the Company advanced money to CWS. At June 30, 2001, and December 31, 2000, the balance of accounts receivable - related party was $386,664 and $226,167, respectively.

Note 3 - Inventory

At June 30, 2001, inventory consisted of finished goods for $215,000, including a reserve for obsolescence. The Company's inventory is pledged as collateral in connection with certain of the Company's notes payable.

Note 4 - Rock Properties

At June 30, 2001, the Company had rock properties of $4,550,000. From the date of purchase through June 30, 2001, no depletion expense had been incurred. The Company's rock properties are pledged as collateral in connection with certain of the Company's notes payable.

Note 5 - Investments in Real Estate
During the six months ended June 30, 2001, the Company sold several of its real estate properties at a total carrying value of $11,724,528 for $5,913,068. The sales price consisted of cash receipts of $125,000 and relief of debt and accrued interest of $5,788,068. As a result of this sale, the Company recorded a loss on sale of the investments of $5,811,440.

Note 6 - Short -Term Notes Payable

Short-term notes payable consist of the following:

                                                                                               June 30,            December 31,
                                                                                                   2001                    2000
                                                                                     ------------------      ------------------

            Short-term notes payable to various individuals, family trusts, partnerships or limited liability companies, interest rates from
             20% to 120%, due at various dates during
             2001, unsecured, currently in default...................................$        1,557,607      $        2,769,350

            Short-term notes payable to various individuals, family trusts, partnerships or limited liability companies, interest rates from
             15% to 48%, due at various dates during 2001,
             secured by real estate, currently in default............................           850,663               4,395,376

            Short-term notes payable to trusts, interest rates from 24% to 36%, due at various dates during 2001, partially collateralized
             by contracts receivable, currently in default...........................           573,000               1,373,000

            Short-term notes payable to various individuals, interest rates from
             12% to 36%, due at various dates during 2001, secured by free trading and restricted Company stock and stock owned by an officer of the Company,
             currently in default....................................................           202,500                      --
                                                                                     ------------------      ------------------

                                                                                     $        3,183,770      $        8,537,726
                                                                                     ==================      ==================

Note 7 - Notes Payable Related Parties

Short-term notes payable to related parties consist of the following:

                                                                                               June 30,            December 31,
                                                                                                   2001                    2000
                                                                                     ------------------      ------------------

            Note payable to an officer, interest at 10%, due
              on demand, unsecured ..................................................$           33,100      $               --
                                                                                     ------------------      ------------------

            Notes payable to employees and families, interest
               rates from 12%-36%, due on demand, unsecured..........................           676,877                 891,295

            Notes payable to related parties, interest at 16%,
              due in one year, option to extend one year with
              interest at 18% .......................................................            69,500                  69,500
                                                                                     ------------------      ------------------

                     Total notes payable-- related parties...........................$          779,477      $          960,795
                                                                                     ==================      ==================

Note 8 - Notes Payable

Notes payable consist of the following:

                                                                                                June 30,            December 31,
                                                                                                    2001                    2000
                                                                                      ------------------      ------------------

            Notes payable to individuals, interest at 24%,  due
              May 2001, partially secured by contracts receivable,
              settled during the six months ended June 30, 2001 ......................$               --      $          500,000

            Notes payable to a bank and a company, interest
             rates of prime plus 1% (7.75% at June 30, 2001), due
             through November 2013, secured by building...............................           458,144                      --

            Notes payable to a company, interest rates from
             20%-25%, due at various dates through
             February 2007, unsecured, currently in default...........................           527,776                 957,776

            Note payable to an individual, interest at 29%,
              due June 2005, secured by real estate, settled
              during the six months ended June 30, 2001...............................                --               1,000,000

            Notes payable to various family trusts and companies, interest rates from 18% to 48%, due at various times between April 1999 and
             November 2001, unsecured, currently in default...........................           698,400                 698,400

            Notes payable to individuals, non-interest bearing
             due at various dates during 2001, unsecured,
             currently in default.....................................................            51,350                      --

            Notes payable to former owners of LLI, interest at 18%, due July
              2001, secured by trust deed in the underlying
              property and equipment purchased, currently in default..................         2,486,000                      --

            Notes payable to an individual for commission, in
              connection with the purchase of LLI, interest at 18%, due
              July 2001, currently in default.........................................           414,000                      --

            Notes payable assumed in the purchase of LLI,
              interest at 6%, due December 2003, secured by
              property and equipment, inventory and accounts receivable...............         1,750,000                      --

            Notes payable assumed in the purchase of an
               office building, interest at 8%, due June 2002.........................            13,000                      --

            Notes payable assumed in the purchase of an office building, interest at 10%, payable in monthly installments of interest and principal of $637,
              secured by furniture....................................................            12,690                      --

            Notes payable assumed in the purchase of an office building, interest at 10%, payable in monthly installments of interest and principal of $2,554, secured by
              the property and building...............................................           243,897                      --

            Notes payable assumed in the purchase of an office building, interest at 3%, payable in monthly installments of interest and principal of $583, secured by
              the property and building...............................................            18,956                      --

            Notes payable assumed in the purchase of an
              office building, interest at 11%, due June 2002.........................            40,000                      --
                                                                                      ------------------      ------------------


                     Total    notes payable...........................................         6,714,213               3,156,176

                     Less current portion.............................................        (3,919,461)             (1,296,788)
                                                                                      -------------------     ------------------

                     Notes payable-- long-term........................................$        2,794,752      $        1,859,388
                                                                                      ==================      ==================

Note 9 - Redeemable Common Stock

In June 2001, the Company guaranteed the value of 114,286 shares of common stock issued to individuals for $40,000 as part of the consideration given in connection with a building purchased by CCHI. The Company agreed to repurchase these shares of common stock at $0.35 per share if the average daily closing price for the thirty-day period from June 1, 2002 through June 30, 2002, is less than $0.35 per share. These shares are being held in escrow.

In 1999, as part of the consideration given to a lender to acquire financing, the Company issued 26,853 shares of common stock. The Company agreed to repurchase these shares of common stock at $21 per share by June 1, 2000, if the public market for these shares had not attained that level. During the three months ended June 30, 2001, verbal agreement between the parties nullified this valuation guarantee with no additional shares being issued.

In 1999, the Company guaranteed the value of 47,986 shares of common stock issued to individuals for $1,007,681 or $21 per share, as part of the consideration given in connection with the acquisition of certain real estate investments. The Company agreed to repurchase these shares of common stock at $21 per share at any time subsequent to January 1, 2001, at the individuals' demand. During the three months ended March 31, 2001, the Company issued 1,391,559 shares of common stock to these individuals in settlement of this guarantee.

Note 10 - Common Stock Transactions

On March 29, 2001, with stockholder approval, the Company filed an amendment and restatement of the Company's articles of incorporation which (i) increased the number of authorized common shares from 300,000,000 to 600,000,000 and (ii) increased the number of available options and warrants from 25,000,000 to 75,000,000.

Common Stock issued for Services, Loan Origination Fees and Accrued Liabilities During the six months ended June 30, 2001, the Company issued 385,715 shares of common stock for services at prices ranging from $0.28 to $0.70 per share. These shares of common stock were valued at $136,000 based on the fair market value of the shares of common stock on the dates of issuance.

Common Stock issued for Debt
During the six months ended June 30, 2001, the Company issued 7,776,789 shares of common stock at prices ranging from $0.18 to $1.26 per share in satisfaction of notes payable of $2,736,757 and accrued interest of $255,835. In some cases, the Company issued shares of common stock at a discounted price. As a result of this discount, the Company recorded a beneficial conversion feature on these shares. The value of the beneficial conversion feature was determined as the difference between the fair value of the Company's common stock on the date of conversion and the conversion price. The value of the beneficial conversion feature was $211,748 and was recognized as additional paid-in capital and interest expense.

Common Stock issued for Interest and Enticements to Settle Debt
During the six months ended June 30, 2001, the Company issued 5,883,387 shares of common stock at prices ranging from $0.28 to $1.40 per share for interest and enticements to settle notes payable. The shares of common stock were valued at $2,526,939 based on the fair market value of the shares of common stock on the dates of issuance and charged to interest expense.

Other Common Stock Transactions
During the six months ended June 30, 2001, the Company issued 106,761 shares of common stock for cash proceeds of $52,395 ranging from $.032 to $0.56 per share.

During the six months ended June 30, 2001, the Company issued 968,776 shares of common stock to acquire shares in its subsidiary "CWS" for a value of $407,000 at price ranges of $0.28 to $0.70 per share. During the three months ended June 30, 2001, the Company issued 51,429 shares of common stock for a value of $18,000 or $0.35 per share as a deposit in relation to the Company's purchase of an office building. These shares are being held in escrow.
Common Stock Issued for Acquisition of LLI

On May 2, 2001, the Company acquired substantially all of the assets of Larson Limestone, Inc. (LLI) dba. Pelican Point Rock Products, Inc. for $7,001,200 by assuming notes payable totaling $4,650,000, a cash payment of $101,200 and the issuance of 4,591,836 common shares to the previous owners of LLI for a value of $2,250,000, or $0.49 per share.

Common Stock Issued for Acquisition of Building

The Company acquired a building located in Midvale, Utah and the related furniture and equipment through the issuance of 280,175 common shares, issued in payment of $98,061 in liabilities owed on the property. As part of the consideration on the building acquisition, the Company also assumed debt and other liabilities totaling $335,276 and paid cash of $17,148.

Note 11 - Stock Options

At June 30, 2001, stock options outstanding were comprised of:

The Murdock Group Holding Corporation Options
Employee options totaling 554,746 shares with various vesting schedules. During the six months ended June 30, 2001, 74,300 options were issued to employees with no compensation expense required and 7,036 shares forfeited.

Non-employee options total 1,842,052. During the six months ended June 30, 2001, 511,160 shares were issued with immediate vesting and 14,286 options were forfeited. The fair value of each option granted was estimated at the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: underlying common stock value of $0.38, expected life of 2 years, expected volatility of 70.12%, and risk-free interest rate of 4.51%. During the six months ended June 30, 2001, interest expense relating to these options has been recognized in the amount of $88,883.

Clear Capital Holdings, Inc.
During the period from inception to June 30, 2001, 2,000,000 options were issued to employees with no compensation required.

Note 12 - Commitments and Contingencies

Payroll Tax Contingency
During the fourth quarter 2000, the Company severed its relationship with the employee leasing company with whom it processed payroll. In January 2001, the Company retained another employee leasing company. However, in the interim, the Company did not pay payroll taxes and has unpaid federal and state payroll tax liabilities, which have been reflected in the financial statements. The Company has notified the Internal Revenue Service regarding this matter, however, no penalties and interest have yet been assessed. The Company recorded a contingent liability of $51,147 for potential tax penalties.

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

The Company is party to an outstanding deficiency suit by Hewlet Packard Corporation (HP). HP contends there is a deficiency on a lease balance in connection with equipment leased by CWS. The plaintiff is seeking approximately $655,000 for the deficiency, punitive damages, and attorney fees. The Company has responded to the suit and denies being indebted to HP and contends that the principal owed was satisfied by the value of the equipment returned to HP. This litigation is still in the discovery phase and the ultimate outcome cannot presently be determined. Accordingly, no adjustments have been made to the Company's financial position, results of operations, or cash flows.

The Company has an ongoing commitment for the office space located at 5295 South 300 West, Murray, Utah. Under the modified terms dated January 10, 2001, the Company was to make payments under the following schedule:

                                                   Annual                            Monthly
                Period                           Base Rent                          Base Rent
                ------                        --------------                     -----------------
                01/01/01 - 12/31/01          $          327,486                  $          27,290
                01/01/02 - 12/31/02          $          344,726                  $          28,727
                01/01/03 - 12/31/03          $          357,618                  $          29,801
                01/01/04 - 12/31/04          $          370,510                  $          30,876
                01/01/05 - 12/31/05          $          383,402                  $          31,950

The Company has not met its obligation on this commitment for the months of March through August of 2001. The Company relocated to a new facility in May 2001. Based on negotiations with the landlord, management believes the Company will be liable for a total of $282,518, which has been recorded as a contingent liability.

The Company is the subject of other legal matters, which it considers incidental to its business activities. It is the opinion of management, that the ultimate disposition of these legal matters will not have a material impact on the consolidated financial condition or results of operations of the Company.

Note 13 -- Segment Reporting

Segment Information -- Generally accepted accounting principles establish disclosures related to components of a company for which separate financial information is available and evaluated regularly by a company's chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company has two operating segments: The Murdock Group Holding Corporation and Clear Capital Holdings, Inc. and Subsidiary.

The Murdock Group Holding Corporation (MGHC) - The business of MGHC consists of job-search training workshops, consultants, and coaches; access to a job-search resource center; full-service hiring assistance, including training and recruiting; and outplacement to corporations. During 1999 and 2000, MGHC also pursued real estate opportunities. To date, all revenues from operations have been derived from the career development services segment of the Company.

Clear Capital Holding Inc. and Subsidiary (CCHI) -The business of CCHI consists of operating a limestone quarry in Utah.


                                              MGHC                        CCHI                           Total
                                -------------------------        ---------------------      -----------------------------
            Revenue             $             677,188            $          179,425         $                856,613
            Net loss            $         (11,155,888)           $          (31,056)        $            (11,186,944)
            Total assets        $           2,898,387            $        7,717,604         $             10,615,991

Note 14 - Subsequent Events

During July 2001, the Company issued 281,333 shares of common stock at prices ranging from $0.28 to $0.56, or a value of $137,773, to settle back interest owed.

During July 2001, the Company settled a related party note payable of $350,000 in exchange for 1,675,000 shares of common stock of CCHI held by MGHC.

During July 2001, in order to facilitate financing and to comply with requests of potential lending sources, a total of 3,500,000 shares of common stock of CCHI held by MGHC were transferred to a voting trust to be certified by and controlled by the CEO of CCHI. Although the shares of CCHI were transferred to a voting trust, the shares are still owned by MGHC.

Due to the transfer of the 1,675,000 CCHI shares to settle debt and the transfer of the 3,500,000 CCHI shares to the voting trust (explained above), the Company has determined that MGHC no longer controls CCHI and that CCHI will not qualify for consolidation in the future in the Company's financial statements. Rather, the Company's investment in CCHI will be reflected as an "Investment in Majority Owned, Unconsolidated Subsidiary" in the balance sheet and will be accounted for under the equity method of accounting.

In August 2001, CCHI filed a registration statement with the Securities and Exchange Commission to register the offer and sell to the public 5 million shares of CCHI common stock. The registration statement is under review by the SEC and no offers or sales may commence until the time, if ever, that the registration statement is declared effective by the SEC.

On August 3, 2001, the Company formed a new wholly owned subsidiary called Satis Corporation, a Utah corporation. Satis Corp will primarily focus in the career industry where the Company has previously focused in the business of career coaching, outplacement, and career fairs.

In 1999, Aspen Capital Resources, LLC ("Aspen"), loaned $2,000,000 to the Company. In September 2000, the Company defaulted on its loan to Aspen and Aspen foreclosed on the collateral, which had been pledged under the loan documents. Following the foreclosure, Aspen made no assertions as to any deficiency still owing under the foreclosure. The Company therefore considered its debt obligation under the loan document to be satisfied in full.

In July 2001, the Company received a letter from Aspen stating the Company continues to owe Aspen significant amounts in repayment of the foreclosed loan, including penalties and accrued interest. To date, Aspen has not demanded payment of the additional amounts owing. The Company is currently in the process of determining its legal rights and obligations under the loan agreements. However, because the ultimate outcome of this matter cannot presently be determined, no adjustments have been made to the Company's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis or Plan of Operation

This Report, in particular the "Management's Discussion and Analysis or Plan of Operation" section, contains forward-looking statements concerning our expectations and anticipated operating results. All of these forward-looking statements contained herein are intended to qualify for the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended. We caution the reader that numerous factors govern whether events described by any forward-looking statement made by us will occur. Any one of those factors could cause actual results to differ materially from those projected by the forward-looking statements made in this Report. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to our products and future economic performance.

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


General

            The Murdock Group develops or acquires assets and businesses, and then focuses on increasing or creating equity, profit, and cash flow in those assets and businesses. This is a change in business direction from the previous business plan implemented from 1983 until 1999, when the business was concentrated on career coaching and development. The Company began to pursue this new direction in 1999. The process was formalized in 2000, with a name change from The Murdock Group Career Satisfaction Corporation to The Murdock Group Holding Corporation.


            The Company's holdings now includes four primary areas of interest:
(1) career coaching and development, (2) Internet career development services and products, (3) real estate, and (4) business acquisitions.


            Career Coaching and Development. The career coaching business operates in Salt Lake City. This business markets career-coaching and development services directly to job seekers through radio, newspaper, yellow pages, and the Internet. The services include full service coaching and job search assistance. The job seeker pays the company for these services. The business differs from the headhunter or employment agency where the employer pays the bill. As a part of this business group, the Company uses proprietary job search and coaching technology developed over the past 18 years. Historically this business has generated substantially all of the Company's revenues. The business is unique, difficult to copy, service intensive and generates regular and steady business. The company has incurred significant losses to date developing its proprietary job-search technology into a training system that can service a larger volume of customers than its original one-on-one coaching. The Company completed development of this system and has mass marketed it to the public since May 1998. With the completion of the new proprietary job-search technology training system, the Company has experienced a significant reduction in client cancellations and discounts, and improved collection of client receivables.


            Online Career Development Services and Products. We formed CareerWebSource, Inc. (formerly MyJobSearch.com, Inc.) as a Delaware corporation in June 1999. This Internet business provides job-search assistance, services, products, and information to job seekers and others. Revenue comes from two principal sources. The first source of revenue is provided by the creation of online career centers for high schools, libraries, and colleges. CareerWebSource sells corporate partners a sponsorship on these career centers and builds the corporate partner a proprietary local job board with a link to the high school, library, or college sites that they sponsor.


            The second revenue source for CareerWebSource is generated by the MyJobSearch.com website that the Company developed over the last two years. MyJobSearch.com is a large online directory of job search resources with links provided free for the job seeker. MyJobSearch.com also includes a recently completed full service international job board. MyJobSearch.com sells postings on this job board and thereby charges recruiters and corporations who are trying to reach job seekers for advertising on the site.


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


            During the year ended December 31, 2000, we acquired several parcels of land and a commercial building, primarily with common stock. Several purchases required cash down payments and the assumption of debt.


            In fall 2000, we decided to limit acquisitions of undeveloped property and raw ground and to begin focusing on commercial buildings with intent to improve cash flow and profit potential. The Company acquired its first commercial building in the fourth quarter of 2000, and is currently pursuing other commercial real estate projects. Since September 30, 2000, the Company has reduced substantially its holdings in raw ground.

            Business Acquisitions. In May 2001, we formed a subsidiary called Clear Capital Holdings, Inc. to acquire small businesses and real estate assets.


            Clear Capital plans to acquire assets and businesses, and then focus on increasing or creating equity, profit and cash flow in those assets and businesses. Clear Capital will have its own capital structure and will be responsible for its own debt and equity financing. Clear Capital was formed with an experienced management team that includes a CEO, CFO, Vice President of Operations and Vice President of Acquisitions.

            Initial efforts will be focused on small commercial buildings and businesses with revenues, established earnings histories, and management longevity.

            In June 2001, Clear Capital acquired the assets of LLI (d.b.a. Pelican Point Rock Products Inc.) for $7,001,200 with stock, cash, and the assumption of notes payable.

            Pelican Point is an operating a limestone quarry with estimated reserves in excess of 80 years. Pelican Point blasts out the limestone, crushes it into a variety of sizes ranging from giant decorative rock to fine powder, and then distributes it to construction and manufacturing companies in the Intermountain West.

            Pelican Point had revenues of approximately $2,000,000 and net profit of approximately $600,000 in 2000 (unaudited) and has a customer base ranging from Kennecott Copper to small local contractors. Pelican Point has been in business for 25 years with current management in place for the last several years. It is anticipated that current management will remain in place and continue operating the quarry going forward.

The acquisition of assets includes the quarry property, equipment, and machinery.

Restructuring


            Primarily as a result of escalating interest expense associated with debt incurred in the purchase of real property and to finance operations, we incurred substantial operating losses in 1999 and 2000. The negative cash flow from operations forced us to scale back our operations in 2000, and in September 2000 we developed and began implementing a corporate restructuring program. The primary objectives of this program were (1) to reduce long-term debt; (2) to eliminate short-term debt and to reduce interest rates on remaining short-term debt obligations; (3) to refocus our operating efforts on the career development and coaching market; and (4) to increase sales in our primary market, the career development and coaching market.


            Beginning in September 2000, we negotiated with our creditors holding long and short-term debt. We also began reducing our overhead by reductions in staff and personnel. Since September 2000, we have made significant changes in our debt and equity structure as a result of this restructuring program.

Results of Operations

Six  months ended June 30, 2001 compared to three months ended June 30, 2000


            Net service revenues were $856,613 during the six months ended June 30, 2001, compared to $ 1,298,841 for the same period in the prior year. The decrease in service revenue was primarily a result of tightening the credit policy and a decrease in available dollars for advertising. In August 2000, we decided to tighten our credit policy with a focus on selling to those customers with the ability to pay for the services.


            Direct cost of services decreased to $269,949 during the six months ended June 30, 2001, compared to $325,093 during the six months ended June 30, 2000. The decrease in direct cost of services is relational to the volume of sales. We have focused on costs associated with the delivery of the product to the client and reduced those costs where possible. Gross profit as a percentage of net service revenues was 68% during the six months ended June 30, 2001, compared to 75% during the six months ended June 30, 2000.


            Sales, general and administrative expenses, decreased to $1,822,991 during the six-month period ended June 30, 2001, compared to $3,727,201 during the six months ended June 30, 2000. The decrease in general and administrative expense is a result of downsizing, decrease in advertising, and reductions of other various administrative expenses.


            Interest expense decreased to $3,447,917 during the six months ended June 30, 2001, compared to $4,665,745 during the same period in the prior year. Interest expense for the six months ended June 30, 2001, is mainly a result of paying incentives to note holders for the conversion of outstanding debt balances to stock, non-employee stock options and certain costs incurred with obtaining financing in addition to interest expense on the outstanding note balances. See "Liquidity and Capital Resources." Interest expense for the six months ended June 30, 2000, is related to large outstanding debt balances, increased rates on funds borrowed, non-employee stock options and certain costs incurred with obtaining financing.


            The cash provided by operations is insufficient to meet our operating costs and expenses. We have suffered recurring losses from operations since inception in 1996 and as of June 30, 2001, we had an accumulated deficit of $51,217,691 compared to an accumulated deficit of $40,030,747 at December 31, 2000. The accumulated deficit reflects losses associated with the development and startup of operations and significant costs for research and development for our propriety job-search technology and training system and costs associated with the startup of our Real Estate Division and our Internet subsidiary. We also experienced losses from the substantial interest expense associated with the large amount of debt we had incurred, which carries high interest rates.

             On June 30, 2001, we had a working capital deficit of approximately $10,706,866 compared to a deficit of $13,589,327 at December 31, 2000. This working capital deficit is a result of funding operating losses primarily through short-term borrowings. The interest rates associated with these short-term borrowings are significantly higher than prime interest rates. In the three months ended June 30, 2001, we restructured the overhead cost by relocating the business, reducing corporate management, and cutting administrative support. We have also commenced an aggressive program to further reduce outstanding debt through the conversion of debt to equity by the issuance of common stock to creditors in satisfaction of obligations.

            We commenced an aggressive debt reduction and corporate restructuring program in the quarter ended September 30, 2000. Since beginning this program, we have issued a significant number of shares of common stock in full or partial satisfaction of debt. We also have sold or released real property assets to creditors in full or partial satisfaction of obligations owed to those creditors. Cash flows from operations continue to be insufficient to cover all our operating expenses. If we are not successful in completing this restructuring program, eliminating the substantial debt load which carries higher than market interest rates and punitive penalties for non-performance, and in acquiring additional revenue generating assets or businesses, then we will be required to seriously curtail or even cease operations.

                           Part II - Other Information

Item 1.  Legal Proceedings

            During the six months ended June 30, 2001, we were party to litigation, primarily involving defaults under long-term debt financing and trade payable accounts. During the six months ended June 30, 2001, we settled most of these actions by entering into payment arrangements, granting or releasing interests in real estate, or issuing shares of common stock.

            Civil No. 010906692, filed in August 2001, in the Third District Court in and for Salt Lake County, State of Utah. This action was commenced by Hewlett Packard Corporation ("HP"). HP contends there is a deficiency on a lease balance in connection with equipment leased by the Company. HP is seeking approximately $655,000 for the deficiency, punitive damages, and attorney fees. The Company has responded to the suit and denies being indebted to HP, and contends that the principal owed was satisfied by the value of the equipment returned to HP.

            Civil No. 000909390, filed in November 1999, in the Third District Court in and for Salt Lake County, State of Utah. This lawsuit was filed by Capital General Corporation ("CGC"). CGC has asserted a deficiency on a loan balance in connection with a foreclosure of two parcels of real estate. CGC is seeking approximately $677,000 for the deficiency, punitive damages, and attorney fees. We have answered the lawsuit and deny being indebted to CGC. We contend that the principal owed was satisfied by the value of the two parcels of real estate forfeited by the Company. We recorded a $400,000 contingent liability regarding this issue.

Item 2. Changes in Securities and Use of Proceeds

Issuance of Restricted Securities

During the six months ended June 30, 2001, we sold 106,761 shares to an accredited investor for cash totaling $52,395.

In connection with this sale of restricted stock, we relied upon exemptions from the registration requirements of the Securities Act, including the exemptions afforded by Rule 506 and Section 4(2) under the Securities Act for offers and sales of securities not involving any public offering. The purchaser of these shares represented and warranted that it was acquiring the shares for its own account and for investment and not with a view to the public resale or distribution thereof. In addition, the purchaser was advised that the securities issued in these transactions are restricted securities and that there are significant restrictions on transferability applicable to the securities by reason of federal and state securities laws and that the purchaser could not sell or otherwise transfer the securities except in accordance with the applicable securities laws. The purchaser was provided with access to all material information (and with the opportunity to ask questions and receive answers) regarding the Company and the securities, and the purchaser represented that it was an accredited investor under Rule 501 of Regulation D.

A legend was placed on all certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale.

Item 3.  Defaults Upon Senior Securities

            During the six months ended June 30, 2001, we were in default under the terms of several loan and credit agreements. As a result of this default, we became subject to increased interest and other penalties under the several loan agreements. Although we were successful in negotiating settlements with many creditors during the quarter, we continue to have short-term and long-term debt. While we continue to seek a resolution of these matters with our creditors, we cannot assure you that we will be successful in those efforts. We will require additional funding to satisfy all of our obligations and at this time there is no agreement or understanding in place that would provide that funding. If we continue default of these amounts, the creditors may seek remedies that might include litigation or involuntary bankruptcy proceedings, either of which we would vigorously oppose.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Murdock Group Holding Corporation

Dated this 20th day of August, 2001.


/s/ KC Holmes
-----------------------------------------------
KC Holmes, CEO and Action CFO